Form 10-Q
period 2017-03-31
TRIPLE-S MANAGEMENT CORP
filed 2017-05-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2017
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	23,491,670

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31, 2017

Part I – Financial Information

Item 1.	Financial Statements
Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,153,545	$1,151,643
Equity securities	277,149	270,349
Securities held to maturity, at amortized cost:
Fixed maturities	2,514	2,836
Policy loans	8,546	8,564
Cash and cash equivalents	218,884	103,428
Total investments and cash	1,660,638	1,536,820
Premiums and other receivables, net	292,837	286,365
Deferred policy acquisition costs and value of business acquired	195,513	194,787
Property and equipment, net	66,756	66,369
Deferred tax asset	64,128	57,768
Goodwill	25,397	25,397
Other assets	53,186	51,493
Total assets	$2,358,455	$2,218,999
Liabilities and Stockholders’ Equity
Claim liabilities	$530,304	$487,943
Liability for future policy benefits	326,162	321,232
Unearned premiums	163,780	79,310
Policyholder deposits	179,599	179,382
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	37,206	34,370
Accounts payable and accrued liabilities	171,643	169,449
Deferred tax liability	19,599	18,850
Long-term borrowings	34,465	35,085
Liability for pension benefits	30,472	30,892
Total liabilities	1,493,230	1,356,513
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at March 31, 2017 and December 31, 2016, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,491,670 and 23,321,163 shares at March 31, 2017 and December 31, 2016, respectively	23,492	23,321
Additional paid-in capital	63,978	65,592
Retained earnings	726,562	730,904
Accumulated other comprehensive income	50,920	42,395
Total Triple-S Management Corporation stockholders’ equity	865,903	863,163
Non-controlling interest in consolidated subsidiary	(678)	(677)
Total stockholders’ equity	865,225	862,486
Total liabilities and stockholders’ equity	$2,358,455	$2,218,999

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenues:
Premiums earned, net	$702,273	$738,534
Administrative service fees	4,379	5,083
Net investment income	12,016	11,358
Other operating revenues	965	812
Total operating revenues	719,633	755,787
Net realized investment gains on sale of securities	336	58
Other income, net	2,525	875
Total revenues	722,494	756,720
Benefits and expenses:
Claims incurred	620,863	626,694
Operating expenses	110,946	122,980
Total operating costs	731,809	749,674
Interest expense	1,686	1,882
Total benefits and expenses	733,495	751,556
(Loss) income before taxes	(11,001)	5,164
Income taxes	(6,658)	1,709
Net (loss) income	(4,343)	3,455
Less: Net loss attributable to non-controlling interest	1	1
Net (loss) income attributable to Triple-S Management Corporation	$(4,342)	$3,456
Earnings per share attributable to Triple-S Management Corporation
Basic net (loss) income per share	$(0.18)	$0.14
Diluted net (loss) income per share	$(0.18)	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended March 31,
	2017	2016
Net (loss) income	$(4,343)	$3,455
Other comprehensive (loss) income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	8,472	19,577
Defined benefit pension plan:
Actuarial loss, net	53	722
Prior service credit, net	-	(88)
Total other comprehensive income, net of tax	8,525	20,211
Comprehensive income	4,182	23,666
Comprehensive income attributable to non-controlling interest	1	1
Comprehensive income attributable to Triple-S Management Corporation	$4,183	$23,667

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2017	2016
Balance at January 1	$863,163	$847,526
Share-based compensation	(1,443)	1,421
Repurchase and retirement of common stock	-	(8,027)
Comprehensive income	4,183	23,667
Total Triple-S Management Corporation stockholders’ equity	865,903	864,587
Non-controlling interest in consolidated subsidiary	(678)	(671)
Balance at March 31	$865,225	$863,916

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4,343)	$3,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,990	3,700
Net amortization of investments	2,356	1,936
(Reductions) additions to the allowance for doubtful receivables	(3,209)	1,531
Deferred tax benefit	(7,525)	(2,435)
Net realized investment gain on sale of securities	(336)	(58)
Interest credited to policyholder deposits	991	1,195
Share-based compensation	(1,443)	1,085
(Increase) decrease in assets:
Premium and other receivables, net	(3,263)	(35,687)
Deferred policy acquisition costs and value of business acquired	(822)	(685)
Deferred taxes	(265)	162
Other assets	(37)	(26,485)
Increase (decrease) in liabilities:
Claim liabilities	42,361	33,301
Liability for future policy benefits	4,930	17,395
Unearned premiums	84,470	(4,387)
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	2,836	1,663
Accounts payable and accrued liabilities	11,274	35,574
Net cash provided by operating activities	130,965	31,260
(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$26,023	$90,328
Fixed maturities matured/called	5,001	699
Equity securities sold	10,272	11,257
Securities held to maturity:
Fixed maturities matured/called	703	-
Acquisition of investments:
Securities available for sale:
Fixed maturities	(33,738)	(118,039)
Equity securities	(5,482)	(92,956)
Securities held to maturity:
Fixed maturities	(382)	-
Increase in other investments	(2,044)	(182)
Net change in policy loans	18	(231)
Net capital expenditures	(3,295)	(1,465)
Net cash used in investing activities	(2,924)	(110,589)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(11,401)	1,916
Repayments of long-term borrowings	(24,676)	(410)
Proceeds from long-term borrowings	24,266	-
Repurchase and retirement of common stock	-	(8,027)
Proceeds from policyholder deposits	4,116	3,403
Surrenders of policyholder deposits	(4,890)	(2,905)
Net cash used in financing activities	(12,585)	(6,023)
Net increase (decrease) in cash and cash equivalents	115,456	(85,352)
Cash and cash equivalents:
Beginning of period	103,428	197,818
End of period	$218,884	$112,466

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017.

(2)	Recent Accounting Standards

On March 10, 2017, the FASB issued guidance to improve the presentation of defined benefit costs in the income statement.  In particular, the guidance requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Additionally, this guidance allows only the service cost component to be eligible for capitalization, when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Since, we do not present a subtotal of income from operations, the adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

On January 26, 2017, the FASB issued guidance to simplify the manner in which an entity is required to evaluate goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this guidance, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, this guidance removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company’s consolidated financial statements.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2017 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$41,485	$61	$-	$41,546
U.S. Treasury securities and obligations of U.S. government instrumentalities	72,723	169	(14)	72,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	18,248	857	(37)	19,068
Municipal securities	651,091	34,191	(304)	684,978
Corporate bonds	279,540	12,457	(367)	291,630
Residential mortgage-backed securities	638	29	-	667
Collateralized mortgage obligations	42,919	83	(224)	42,778
Total fixed maturities	1,106,644	47,847	(946)	1,153,545
Equity securities - Mutual funds	236,356	40,910	(117)	277,149
Total	$1,343,000	$88,757	$(1,063)	$1,430,694

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$41,442	$87	$(15)	$41,514
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,652	157	(9)	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	17,930	2,189	(68)	20,051
Municipal securities	650,175	34,187	(559)	683,803
Corporate bonds	263,351	12,182	(661)	274,872
Residential mortgage-backed securities	684	34	-	718
Collateralized mortgage obligations	45,069	58	(242)	44,885
Total fixed maturities	1,104,303	48,894	(1,554)	1,151,643
Equity securities - Mutual funds	240,699	30,101	(451)	270,349
Total	$1,345,002	$78,995	$(2,005)	$1,421,992

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$619	$160	$-	$779
Residential mortgage-backed securities	191	18	-	209
Certificates of deposit	1,704	-	-	1,704
Total	$2,514	$178	$-	$2,692

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$619	$158	$-	$777
Residential mortgage-backed securities	191	18	-	209
Certificates of deposit	2,026	-	-	2,026
Total	$2,836	$176	$-	$3,012

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securities available for sale
Fixed maturities
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$12,940	$(14)	1	$-	$-	-	$12,940	$(14)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	12,704	(37)	6	-	-	-	12,704	(37)	6
Municipal securities	64,518	(304)	9	-	-	-	64,518	(304)	9
Corporate bonds	84,093	(367)	18	-	-	-	84,093	(367)	18
Collateralized mortgage obligations	26,043	(222)	6	665	(2)	1	26,708	(224)	7
Total fixed maturities	200,298	(944)	40	665	(2)	1	200,963	(946)	41
Equity securities-Mutual funds	2,831	(49)	4	2,006	(68)	1	4,837	(117)	5
Total for securities available for sale	$203,129	$(993)	44	$2,671	$(70)	2	$205,800	$(1,063)	46

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2016
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

Obligations of U.S. Government Instrumentalities and Municipal Securities:  The unrealized losses on the Corporation’s investments in U.S. Government Instrumentalities and Municipal Securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $7,848 and a gross unrealized loss of $37, and (2) senior lien bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $11,220 and a gross unrealized gain of $857.  As of March 31, 2017, investments in escrow bonds are not considered other-than-temporarily impaired based on the length of time the funds have been in a loss position, the decline in estimated fair value is principally attributable to changes in interest rates, and the fact that these bonds are backed by US Government securities, and therefore have an implicit AA+/Aaa rating.

There was no impairment on Cofina during the three months ended March 31, 2017 and 2016.

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

Mutual Funds:  As of March 31, 2017, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  There were no impairment on mutual funds during the three months ended March 31, 2017 and 2016.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	March 31, 2017
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$48,742	$48,946
Due after one year through five years	322,122	325,519
Due after five years through ten years	131,128	137,138
Due after ten years	561,095	598,497
Residential mortgage-backed securities	638	667
Collateralized mortgage obligations	42,919	42,778
	$1,106,644	$1,153,545
Securities held to maturity:
Due in one year or less	$1,704	$1,704
Due after ten years	619	779
Residential mortgage-backed securities	191	209
	$2,514	$2,692

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended March 31,
	2017	2016
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$17	$961
Gross losses from sales	(119)	(1,359)
Total fixed maturity securities	(102)	(398)
Equity securities:
Securities available for sale:
Gross gains from sales	438	587
Gross losses from sales	-	(131)
Total equity securities	438	456
Net realized gains on securities available for sale	$336	$58

	Three months ended March 31,
	2017	2016
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(439)	$22,589
Equity securities – available for sale	11,143	6,769
	$10,704	$29,358
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$2	$36

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the three months ended March 31, 2017 and 2016 was $2,136 and $9,781, respectively.

As of March 31, 2017 and December 31, 2016, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	March 31, 2017	December 31, 2016
Premium	$100,691	$91,528
Self-funded group receivables	50,643	57,728
FEHBP	14,274	14,321
Agent balances	27,468	25,495
Accrued interest	11,338	13,668
Reinsurance recoverable	54,854	58,295
Other	65,152	62,637
	324,420	323,672
Less allowance for doubtful receivables:
Premium	23,584	27,320
Other	7,999	9,987
	31,583	37,307
Total premium and other receivables, net	$292,837	$286,365

As of March 31, 2017 and December 31, 2016, the Company had premiums and other receivables of $51,533 and $57,750, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of March 31, 2017 and December 31, 2016 were $14,050 and $18,812, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(5)	Fair Value Measurements

Our condensed consolidated balance sheets include the following financial instruments: securities available for sale, policy loans, policyholder deposits, and long-term borrowings.  We consider the carrying amounts of policy loans, policyholder deposits, and long-term borrowings to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets are measured at fair value on a recurring basis and are disclosed below. These assets are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2016 Form 10-K.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$41,546	$-	$41,546
U.S. Treasury securities and obligations of U.S government instrumentalities	72,878	-	-	72,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	19,068	-	19,068
Municipal securities	-	684,978	-	684,978
Corporate bonds	-	291,630	-	291,630
Residential agency mortgage-backed securities	-	667	-	667
Collateralized mortgage obligations	-	42,778	-	42,778
Total fixed maturities	72,878	1,080,667	-	1,153,545
Equity securities - Mutual funds	174,593	78,803	23,753	277,149
Total	$247,471	$1,159,470	$23,753	$1,430,694

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$41,514	$-	$41,514
U.S. Treasury securities and obligations of U.S government instrumentalities	85,800	-	-	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	20,051	-	20,051
Municipal securities	-	683,803	-	683,803
Corporate bonds	-	274,872	-	274,872
Residential agency mortgage-backed securities	-	718	-	718
Collateralized mortgage obligations	-	44,885	-	44,885
Total fixed maturities	85,800	1,065,843	-	1,151,643
Equity securities - Mutual funds	166,595	76,222	27,532	270,349
Total	$252,395	$1,142,065	$27,532	$1,421,992

There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months ended March 31, 2017 and 2016.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2017	2016
Beginning balance	$27,532	$7,958
Realized gains	119	151
Unrealized in other accumulated comprehensive income	(64)	(649)
Purchases	5,260	8
Capital distributions	(9,094)	(471)
Ending balance	$23,753	$6,997

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,546	$-	$8,546	$-	$8,546

Liabilities:
Policyholder deposits	$179,599	$-	$179,599	$-	$179,599
Long-term borrowings:
Loans payable to bank - variable	34,465	-	34,465	-	34,465
Total long-term borrowings	34,465	-	34,465	-	34,465
Total liabilities	$214,064	$-	$214,064	$-	$214,064

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,564	$-	$8,564	$-	$8,564

Liabilities:
Policyholder deposits	$179,382	$-	$179,382	$-	$179,382
Long-term borrowings:
Loans payable to bank - variable	11,187	-	11,187	-	11,187
6.6% senior unsecured notes payable	24,000	-	24,000	-	24,000
Total long-term borrowings	35,187	-	35,187	-	35,187
Total liabilities	$214,569	$-	$214,569	$-	$214,569

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Three months ended March 31, 2017
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$349,047	$138,896	$487,943
Reinsurance recoverable on claim liabilities	-	(38,998)	(38,998)
Net claim liabilities at beginning of year	349,047	99,898	448,945
Claims incurred
Current period insured events	602,620	28,226	630,846
Prior period insured events	(15,340)	(1,333)	(16,673)
Total	587,280	26,893	614,173
Payments of losses and loss-adjustment expenses
Current period insured events	350,450	7,965	358,415
Prior period insured events	192,352	17,945	210,297
Total	542,802	25,910	568,712
Net claim liabilities at end of year	393,525	100,881	494,406
Reinsurance recoverable on claim liabilities	-	35,898	35,898
Claim liabilities at end of year	$393,525	$136,779	$530,304

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31, 2016
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$348,297	$143,468	$491,765
Reinsurance recoverable on claim liabilities	-	(40,714)	(40,714)
Net claim liabilities at beginning of year	348,297	102,754	451,051
Claims incurred
Current period insured events	614,754	25,890	640,644
Prior period insured events	(18,464)	(2,248)	(20,712)
Total	596,290	23,642	619,932
Payments of losses and loss-adjustment expenses
Current period insured events	365,039	5,096	370,135
Prior period insured events	198,100	17,553	215,653
Total	563,139	22,649	585,788
Net claim liabilities at end of year	381,448	103,747	485,195
Reinsurance recoverable on claim liabilities	-	39,871	39,871
Claim liabilities at end of year	$381,448	$143,618	$525,066

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2017 and 2016 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,690 and $6,762 during the three months ended March 31, 2017 and 2016, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of March 31, 2017.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2015	60,717
2016	80,062
2017	252,163

(7)	Long-Term Borrowings

A summary of the borrowings entered by the Company is as follows:

	March 31, 2017	December 31, 2016

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$-	$24,000
Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.79% at March 31, 2017.)	10,777	11,187
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 3.77% at March 31, 2017.)	19,982	-
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 4.27% at March 31, 2017.)	4,018	-
Total borrowings	34,777	35,187

Less unamortized debt issuance costs	312	102
	$34,465	$35,085

On December 28, 2016, TSM entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116.  Term Loan A was used to refinance the previous $41,000 secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due January 2021 ($24,000), and fund a portion of a debt service reserve for the Loan (approximately $200).  Interest payable commenced on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

On March 11, 2016 Triple-S Salud, Inc. (TSS) entered into a $30,000 revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and contained certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017, and was not renewed.

On April 18, 2017, Triple-S Advantage, Inc. (TSA) entered into a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit has an interest rate of 30-day LIBOR plus 25 basis points, matures on April 17, 2018, and includes certain financial and non-financial covenants that are customary for this type of facility.

(8)	Pension Plan

The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Three months ended March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$-	$1,250
Interest cost	1,798	2,762
Expected return on assets	(2,199)	(2,926)
Amortization of prior service benefit	-	(144)
Amortization of actuarial loss	86	1,183
Net periodic benefit cost	$(315)	$2,125

Effective January 31, 2017, the Company froze the pay and service amounts used to calculate pension benefits for active employees who participated in the pension plan. Therefore, as of the Effective Date, active employees in the pension plan will not accrue additional benefits for future service and eligible compensation received.

Employer Contributions:  The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2016 that it expected to contribute $4,000 to the pension program in 2017.  As of March 31, 2017, the Corporation has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Three months ended March 31,
	2017	2016

Net Unrealized Gain on Securities Beginning Balance	$62,371	$62,478
Other comprehensive income before reclassifications	8,741	19,623
Amounts reclassified from accumulated other comprehensive income	(269)	(46)
Net current period change	8,472	19,577
Ending Balance	70,843	82,055
Liability for Pension Benefits Beginning Balance	(19,976)	(36,855)
Amounts reclassified from accumulated other comprehensive income	53	634
Ending Balance	(19,923)	(36,221)
Accumulated Other Comprehensive Income Beginning Balance	42,395	25,623
Other comprehensive income before reclassifications	8,741	19,623
Amounts reclassified from accumulated other comprehensive income	(216)	588
Net current period change	8,525	20,211
Ending Balance	$50,920	$45,834

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(10)	Share-Based Compensation

Share-based compensation (benefit) expense recorded during the three months ended March 31, 2017 and 2016 was ($1,443) and $1,085, respectively.  The benefit recorded in the 2017 period results from a decrease in the 2014 and 2015 grants expected performance shares payouts.  There were no stock option exercises during the three months ended March 31, 2017 and 2016.

(11)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2017	2016
Numerator for earnings per share:
Net (loss) income attributable to TSM available to stockholders	$(4,342)	$3,456
Denominator for basic earnings per share:
Weighted average of common shares	24,143,261	24,587,681
Effect of dilutive securities	-	72,353
Denominator for diluted earnings per share	24,143,261	24,660,034
Basic net (loss) income per share attributable to TSM	$(0.18)	$0.14
Diluted net (loss) income per share attributable to TSM	$(0.18)	$0.14

The Company generated a loss from continuing operations attributable to the Company’s common stockholders for the three months ended March 31, 2017, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the three months ended March 31, 2017, the effect of restricted stock awards on the diluted shares calculation would have been an increase in shares of 59,284 shares.

(12)	Contingencies

The following information supplements and amends, as applicable, the disclosures in Note 24 to the Consolidated Financial Statements of the Company’s 2016 Annual Report on Form 10-K.  Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company’s compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

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

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 to September 2013, reflected an overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and ASES requested the reimbursement of the alleged overpayment. On January 16, 2015, TSS filed an injunction against ASES under the case Triple-S Salud, Inc. v. Administracion de Seguros de Salud de Puerto Rico. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership. TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter and to seek the payment of approximately $5,000, since the premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS. The case was assigned to a Special Commissioner, who has received a joint expert report concerning the case. On March 17, 2017, the Special Commissioner issued a report recommending the court to dismiss the complaint in favor of TSS. TSS is awaiting the court’s decision in connection to the report issued by the Special Commissioner. TSS will continue to conduct a vigorous defense of this matter.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(13)	Segment Information

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

The following tables summarize the operations by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Operating revenues:
Managed Care:
Premiums earned, net	$640,147	$678,380
Administrative service fees	4,379	5,083
Intersegment premiums/service fees	1,534	1,485
Net investment income	3,892	3,480
Total managed care	649,952	688,428
Life Insurance:
Premiums earned, net	40,298	38,966
Intersegment premiums	191	137
Net investment income	6,087	5,914
Total life insurance	46,576	45,017
Property and Casualty Insurance:
Premiums earned, net	21,548	21,188
Intersegment premiums	153	153
Net investment income	1,924	1,929
Total property and casualty insurance	23,625	23,270
Other segments: *
Intersegment service revenues	1,586	2,545
Operating revenues from external sources	1,000	856
Total other segments	2,586	3,401
Total business segments	722,739	760,116
TSM operating revenues from external sources	78	4
Elimination of intersegment premiums/service fees	(1,598)	(1,775)
Elimination of intersegment service revenues	(1,586)	(2,545)
Other intersegment eliminations	-	(13)
Consolidated operating revenues	$719,633	$755,787

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2017	2016
Operating income (loss):
Managed care	$(18,582)	$(641)
Life insurance	3,935	5,598
Property and casualty insurance	2,067	2,111
Other segments *	143	(179)
Total business segments	(12,437)	6,889
TSM operating revenues from external sources	78	4
TSM unallocated operating expenses	(2,217)	(3,167)
Elimination of TSM intersegment charges	2,400	2,387
Consolidated operating (loss) income	(12,176)	6,113
Consolidated net realized investment gains	336	58
Consolidated interest expense	(1,686)	(1,882)
Consolidated other income, net	2,525	875
Consolidated (loss) income before taxes	$(11,001)	$5,164

Depreciation and amortization expense:
Managed care	$2,239	$2,934
Life insurance	280	255
Property and casualty insurance	114	161
Other segments*	160	153
Total business segments	2,793	3,503
TSM depreciation expense	197	197
Consolidated depreciation and amortization expense	$2,990	$3,700

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets:
Managed care	$1,144,927	$1,013,872
Life insurance	820,481	816,920
Property and casualty insurance	347,282	349,159
Other segments *	26,274	26,034
Total business segments	2,338,964	2,205,985
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	22,531	17,033
Property and equipment, net	22,228	22,380
Other assets	21,337	21,646
	66,096	61,059
Elimination entries-intersegment receivables and others	(46,605)	(48,045)
Consolidated total assets	$2,358,455	$2,218,999

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(14)	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2017.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2016 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2017 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 55 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of health benefits in designated service regions in Puerto Rico.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of March 31, 2017, we served approximately 1,016,000 members across all regions of Puerto Rico.  For the three months ended March 31, 2017 and 2016 respectively, our managed care segment represented approximately 91% and 92% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA), and Triple-S Blue, Inc. I.I. (TSB).  TSS, TSA and TSB are Blue Cross Blue Shield Association (BCBSA) licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands, and Anguilla.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc., and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP).

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income.  See note 13 of the Condensed Consolidated Financial Statements included in Quarterly Report on Form 10-Q.

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

Recent Developments

Puerto Rico Economy

During the past decade, Puerto Rico has been facing economic and fiscal challenges and its economy has been contracting.  In response to the Commonwealth of Puerto Rico (the Commonwealth) fiscal and economic crisis, on June 30, 2016, the U.S. Congress enacted the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which, among other things, established a Federally-appointed oversight board (the “Oversight Board”) comprised of seven members with ample powers over the finances of the Commonwealth and its instrumentalities.  PROMESA also established a temporary stay on litigation to enforce rights or remedies related to financial liabilities of the Commonwealth, its instrumentalities and municipalities, which expired on May 1, 2017.  Finally, PROMESA established two separate mechanisms to restructure the debts of the Commonwealth, its public corporations and municipalities. The first mechanism permits modifications of financial indebtedness with the consent of a supermajority of affected financial creditors. The second mechanism, known as Title III, is a court-supervised debt-adjustment process, which is modeled after Chapter 9 of the U.S. Bankruptcy Code.

Pursuant to PROMESA, the Oversight Board required the Commonwealth to deliver a fiscal plan by January 15, 2017, which deadline was later extended until February 28, 2017.  In a letter dated January 18, 2017, the Oversight Board recommended to the Governor a series of measures for inclusion in the fiscal plan, including: (i) a $1.0 billion reduction in health care spending by fiscal year 2019, (ii) the elimination of budgetary subsidies to municipalities and (iii) significant reductions in payroll expenditures and pension and/or pension-related benefits.  On February 28, 2017, the Governor of Puerto Rico submitted a 10-year fiscal plan to the Oversight Board, for its review and approval.  After certain revisions, a final plan was approved by the Oversight Board on March 13, 2017, which includes spending reductions of $25.7 billion. The plan implies larger concessions from bondholders since there would be approximately $8 billion available for debt service payments over the next 10 years, compared to around $35 billion that is owed over that period.  The plan also proposes (i) certain significant changes to the Commonwealth’s healthcare delivery model in order to reduce expenses and (ii) the elimination of subsidies to the municipalities, many of which have contracts for the provision of healthcare or other insurance products with our subsidiaries.  The plan, however, does not provide details about the proposed changes or the timeline for their implementation.  Also, it is uncertain if and how the elimination of municipal subsidies will affect municipal finances and their ability to continue to meet their contractual obligations.

The Oversight Board also required that certain Commonwealth instrumentalities, such as Government Development Bank for Puerto Rico, the Puerto Rico Aqueduct and Sewer Authority, the Puerto Rico Electric Power Authority and the University of Puerto Rico, prepare and submit fiscal plans.  All such fiscal plans have been submitted and approved, other than the plan for the University of Puerto Rico, and include significant expenditure reductions across all types of expenses.  In the future, the Oversight Board may require other instrumentalities and municipalities to prepare and submit fiscal plans.

On May 1, 2017, the temporary stay on litigation established by PROMESA expired. After the expiration of the temporary stay, several investors holding general obligation and sales and use tax-backed bonds filed lawsuits to enforce their rights and remedies related to the financial liabilities of the Commonwealth, its instrumentalities and municipalities. On May 3, 2017, after not reaching an agreement with its creditors, the Oversight Board filed an order seeking the protection of the provisions of Title III of PROMESA for the Commonwealth.  On May 5, 2017, the Oversight Board also sought the protection of Title III of PROMESA for the Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish acronym), which issued the sales and use tax-backed bonds. While the proceedings under Title III of PROMESA are ongoing, all enforcement and collection actions against the Commonwealth and COFINA by its creditors are stayed.  As a result of this court-supervised debt-adjustment process, the principal and interest payments due on general obligation and sales and use tax-backed bonds will likely be restructured and such restructuring could lead to significant additional losses on such holdings.

Although the Oversight Board has not sought the protection of Title III of PROMESA for the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym), the instrumentality responsible for the administration of the Government’s health plan, ASES may be affected by the Commonwealth’s fiscal plan and the proceedings commenced for the Commonwealth under Title III of PROMESA because its state-based funding is solely dependent on appropriations from the Government’s general fund. Notwithstanding the Government’s statement in recent legislation that its public policy includes guaranteeing the continuity of public services in essential areas such as health, security, education, social work and development, among others, it is uncertain how the Commonwealth’s Title III proceeding will affect ASES and the contracts administered by it.

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of their inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivables from these and other government related entities.  As of March 31, 2017, the Company had premiums and other receivables of $51.5 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $14.1 million.  We also hold several positions categorized as Obligations of the Commonwealth of Puerto Rico, including Cofina bonds, which are susceptible to aforementioned recent developments in the economy, see note 3 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Puerto Rico Government Health Reform Program

Current Medicaid premiums rates are effective until June 30, 2017; the negotiation for new rates, until the end of the three year agreement, is ongoing.  See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Political and Regulatory Developments

CMS announced final benchmark rates for the 2018 Medicare Advantage plans.  The call letter included revenue adjustments reflecting the physician payment increases, maintaining the zero claims adjustment, and allowing certain Puerto Rico counties to qualify for double bonus status.  The impact of these updates result in a benchmark increase of about 4%. See Item 1A.   Risk Factors—Risks Related to the Regulation of our Industry – “The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries’’ included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2017	2016
Managed care enrollment:
Commercial [1]	505,848	544,846
Medicare	121,352	119,224
Medicaid	389,130	402,933
Total	1,016,330	1,067,003
Managed care enrollment by funding arrangement:
Fully-insured	847,327	886,547
Self-insured	169,003	180,456
Total	1,016,330	1,067,003

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended March 31,
(dollar amounts in millions)	2017	2016
Revenues:
Premiums earned, net	$702.3	$738.5
Administrative service fees	4.4	5.1
Net investment income	12.0	11.4
Other operating revenues	0.9	0.8
Total operating revenues	719.6	755.8
Net realized investment gains	0.3	-
Other income, net	2.6	0.9
Total revenues	722.5	756.7
Benefits and expenses:
Claims incurred	620.9	626.7
Operating expenses	110.9	123.0
Total operating expenses	731.8	749.7
Interest expense	1.7	1.9
Total benefits and expenses	733.5	751.6
(Loss) income before taxes	(11.0)	5.1
Income taxes (benefit) / expense	(6.7)	1.7
Net (loss) income attributable to TSM	$(4.3)	$3.4

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating Revenues

Consolidated premiums earned, net for the three months ended March 31, 2017 decreased by $36.2 million, or 4.9%, to $702.3 million when compared to the three months ended March 31, 2016.  This decrease primarily reflects lower premiums in the Managed Care segment by $38.2 million mainly due to lower membership in the segment’s Medicaid and Commercial businesses.

Other Income, Net

The $1.7 million increase in consolidated other income reflects the collection of interest charged for late payment related to the current Medicaid contract.

Claims Incurred

Consolidated claims incurred decreased by $5.8 million, or 0.9%, to $620.9 million during the three months ended March 31, 2017 when compared to the claims incurred during the three months ended March 31, 2016, mostly due to lower claims in the Managed Care segment.  The decrease in Managed Care claims primarily reflects lower claims incurred in the segment’s Medicaid and Commercial businesses primarily driven by lower enrollment, offset in part by higher pharmacy claims trends in the Medicare and Medicaid businesses, higher Part B drugs in the Medicare business, and enhanced benefits in the Medicare 2017 offerings.  This decrease was also offset by higher claims incurred in the Life Insurance segment.  The consolidated loss ratio increased by 350 basis points to 88.4%.

Operating Expenses

Consolidated operating expenses during the three months ended March 31, 2017 decreased by $12.1 million, or 9.8%, to $110.9 million as compared to the operating expenses during the three months ended March 31, 2016.  The lower operating expenses are mostly the result of the decrease in the Health Insurance Providers Fee (HIP fee) of $10.8 million due to the 2017 tax holiday, and lower personnel costs.  For the three months ended March 31, 2017, the consolidated operating expense ratio decreased 80 basis points to 15.7%.

Income Taxes

Consolidated income taxes decreased by $8.4 million, to a benefit of $6.7 million for the three months ended March 31, 2017.  The year over year change in income taxes primarily results from a loss before taxes incurred in the 2017 period incurred in the Managed Care segment.

Managed Care Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2017	2016
Operating revenues:
Medical premiums earned, net:
Commercial	$205.1	$215.5
Medicare	257.7	261.0
Medicaid	177.7	202.2
Medical premiums earned, net	640.5	678.7
Administrative service fees	5.6	6.3
Net investment income	3.9	3.5
Total operating revenues	650.0	688.5
Medical operating costs:
Medical claims incurred	587.3	596.3
Medical operating expenses	81.3	92.8
Total medical operating costs	668.6	689.1
Medical operating loss	$(18.6)	$(0.6)
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,013,205	1,096,282
Self-funded	507,167	543,026
Total Commercial	1,520,372	1,639,308
Medicare	363,727	364,427
Medicaid	1,173,273	1,221,892
Total member months	3,057,372	3,225,627
Medical loss ratio	91.7%	87.9%
Operating expense ratio	12.6%	13.5%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Medical Operating Revenues

Medical premiums earned for the three months ended March 31, 2017 decreased by $38.2 million, or 5.6%, to $640.5 million when compared to the medical premiums earned during the three months ended March 31, 2016.  This decrease is principally the result of the following:

•
Medical premiums generated by the Medicaid business amounted to $177.7 million, $24.5 million, or 12.1% lower when compared to the medical premiums earned during the three months ended March 31, 2016.  Decrease primarily reflects lower fully-insured member months enrollment by approximately 48,600 lives and the 4% decrease in average premium rates that went into effect July 1, 2016. Also contributing to the lower premiums during this period are last year’s partial reversal of the accrued 2.5% excess profit of $3.6 million and to $2.6 million related to the suspension of the HIP fee pass-through as a result of the 2017 moratorium.

•
Medical premiums generated by the Commercial business decreased by $10.4 million, or 4.8%, to $205.1 million.  This fluctuation primarily reflects lower fully-insured member enrollment during the quarter of approximately 83,000 member months and $3.5 million related to the suspension of the HIP fee pass-through; offset by an increase in average premium rates of approximately 5%.

•
Medical premiums generated by the Medicare business decreased by $3.3 million, or 1.3%, to $257.7 million, primarily reflecting lower average premium rates due to a change in membership mix, with the current period presenting a higher concentration of non-dual individuals and groups and a reduction in the 2017 Medicare reimbursement rates.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2017 decreased by $9.0 million, or 1.5%, to $587.3 million when compared to the three months ended March 31, 2016.  The medical loss ratio (MLR) of the segment increased 380 basis points during the 2017 period, to 91.7%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred in the Medicaid business decreased by $8.4 million, or 4.6%, during the 2017 period, mostly driven by lower enrollment offset by higher utilization. The MLR, at 97.8%, was 770 basis point higher than the same period last year.  The higher MLR primarily reflects increased pharmacy and outpatient claim trends and the lower premium rates that went into effect July 1, 2016.

•
The medical claims incurred of the Commercial business decreased by $7.6 million, or 4.3%, during the 2017 period mostly driven by lower enrollment. The MLR, at 83.5%, was 70 basis point higher than the same month last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 83.3%, 240 basis points lower than the adjusted MLR for last year primarily reflecting claim trends that are lower than our premium trends following the continuity of our underwriting discipline.

•
The medical claims incurred of the Medicare business increased by $7.0 million, or 3.0%, during the 2017 period and its MLR increased by 390 basis points, to 94.0%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 95.6% this quarter, about 280 basis points higher than last year, primarily reflecting higher trends in Part B drugs, pharmacy benefits and the improvement of benefits in 2017 products taking advantage of the HIP fee moratorium.

Medical Operating Expenses

Medical operating expenses for the three months ended March 31, 2017 decreased by $11.5 million, or 12.4%, to $81.3 million when compared to the three months ended March 31, 2016.  The operating expense ratio decreased by 90 basis points to 12.6% in 2017.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $10.7 million due to the 2017 moratorium as well as lower personnel costs.

Life Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2017	2016
Operating revenues:
Premiums earned, net:
Premiums earned	$41.8	$39.8
Assumed earned premiums	0.9	1.5
Ceded premiums earned	(2.2)	(2.2)
Premiums earned, net	40.5	39.1
Net investment income	6.1	5.9
Total operating revenues	46.6	45.0
Operating costs:
Policy benefits and claims incurred	23.7	21.4
Underwriting and other expenses	19.0	18.0
Total operating costs	42.7	39.4
Operating income	$3.9	$5.6
Additional data:
Loss ratio	58.5%	54.7%
Operating expense ratio	46.9%	46.0%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating Revenues

Premiums earned, net increased by $1.4 million, or 3.6% to $40.5 million as the result of premium growth in the segment’s Individual Life and Cancer lines of business, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.3 million, or 10.7%, to $23.7 million, mostly as the result of the higher volume of business during the year, particularly in the Individual Life and Cancer lines of business and higher number of claims paid.  The loss ratio for the period increased to 58.5% in 2017, or 380 basis points, reflecting the higher volume in the Cancer line of business, which has a higher loss ratio, as well as to a higher claims experience in this particular line of business.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $1.0 million, or 5.6%, to $19.0 million mostly reflects higher commissions following the segment’s premium growth mentioned above.  In addition, the segment has incurred in higher development and marketing expenses related to the expansion of the Costa Rica operations.  As a result, the segment’s operating expense ratio increased to 46.9%, 90 basis points.

Property and Casualty Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2017	2016
Operating revenues:
Premiums earned, net:
Premiums written	$27.4	$27.6
Premiums ceded	(10.1)	(10.4)
Change in unearned premiums	4.4	4.1
Premiums earned, net	21.7	21.3
Net investment income	1.9	1.9
Total operating revenues	23.6	23.2
Operating costs:
Claims incurred	10.6	9.7
Underwriting and other expenses	10.9	11.4
Total operating costs	21.5	21.1
Operating income	$2.1	$2.1
Additional data:
Loss ratio	48.8%	45.5%
Operating expense ratio	50.2%	53.5%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating Revenues

Total premiums written decreased by $0.2 million, or 0.7%, to $27.4 million, driven by lower sales of Commercial package products.

The premiums ceded to reinsurers decreased by $0.3 million, or 2.9%, mostly reflecting lower premiums written in Commercial insurance products.

The change in unearned premiums presents an increase of $0.3 million mostly reflecting the segments lower premiums written in 2017 and lower cost.

Claims Incurred

Claims incurred increased by $0.9 million, or 9.3%, to $10.6 million.  The loss ratio increased by 330 basis points, to 48.8% during this period, primarily as a result of an unfavorable loss experience in the Commercial and Personal Auto lines of business.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $0.5 million, or 4.4%, to $10.9 million mostly due to lower personnel costs.  The operating expense ratio was 50.2%, 330 basis points lower than last year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended March 31,
(dollar amounts in millions)	2017	2016
Sources (uses) of cash:
Cash provided by operating activities	$131.0	$31.3
Net proceeds (purchases) of investment securities	0.4	(108.9)
Net capital expenditures	(3.3)	(1.5)
Proceeds from long-term borrowings	24.3	-
Payments of long-term borrowings	(24.7)	(0.4)
Proceeds from policyholder deposits	4.1	3.4
Surrenders of policyholder deposits	(4.9)	(2.9)
Repurchase and retirement of common stock	-	(8.0)
Other	(11.4)	1.6
Net increase (decrease) in cash and cash equivalents	$115.5	$(85.4)

Cash flow from operating activities increased by $99.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, principally due to an increase in premium collections of $67.1 million, lower claims paid by $16.5 million and a decrease in cash paid to suppliers and employees of $14.4 million.   The higher premium collections follow the collection in advance of the April 2017 Medicare premiums from CMS.

Net proceeds from sales of investments securities primarily results from net cash flows received from the sales, maturities, and purchases of investment securities during the period following our asset/liability management strategy.

During the three months ended March 31, 2017, we received $24.3 million from a commercial bank in Puerto Rico related with a credit agreement entered into in December 2016.  These proceeds were used during the 2017 period to prepay the outstanding principal amount of $24.0 million of the 6.6% senior unsecured notes.

There were no repurchase and retirement of common stock during the three months ended March 31, 2017.

The fluctuation in the Other uses/sources of cash is attributed to changes in the amount of outstanding checks over bank balances.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2017, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of March 31, 2017.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes originally due December 2020 (the 6.6% notes).  These unsecured notes were paid in full on January 11, 2017.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance the previous $41.0 million secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% senior unsecured notes due January 2021 ($24.0 million).  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of March 31, 2017 we are in compliance with these covenants.

On March 11, 2016 TSS entered into a $30.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and includes certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017, and was not renewed.

On April 18, 2017, TSA entered into a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit has an interest rate of 30-day LIBOR plus 25 basis points, and contains certain financial and non-financial covenants that are customary for this type of facility.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2016.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see note 13 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

The following text updates the disclosure included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, under the sub-caption “The health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.”

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Following the passage of the Budget Resolution, on March 6, 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. Among other changes, the American Health Care Act would sunset the annual insurance industry assessment as of December 31, 2017, essentially eliminate the individual and employer mandates by eliminating penalties and providing retroactive relief for failing to maintain or provide minimum essential coverage, and permit insurers to charge individuals a 30% surcharge on premiums for failing to demonstrate continuous coverage. The American Health Care Act would also make significant changes to Medicaid by, among other things, making the ACA Medicaid expansion optional for states, repealing the ACA requirement that state Medicaid plans provide the same essential health benefits that are required by plans available through the exchanges, implementing a per capita cap on federal payments to states beginning in fiscal year 2020, and changing certain eligibility requirements.  On May 4, 2017, the U.S. House of Representatives approved the American Health Care Act to repeal portions of the ACA. The American Health Care Act will now be considered by the U.S. Senate. While it is uncertain when or if the provisions in the American Health Care Act will become law, or the extent to which any such changes may impact our business, it is clear that Congress is taking concrete steps to repeal and replace certain aspects of the ACA.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

3(i)(c)
Articles of Incorporation of Triple-S Management Corporation, incorporated by reference to Exhibit 3(i)(c) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(i)(d)*	Amendments to Article Tenth and Thirteenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation.

3(i)(e)*	Composite Amended and Restated Articles of Incorporation of Triple-S Management Corporation.

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2017 and 2016 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	May 9, 2017	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	May 9, 2017	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer