Form 10-K/A
period 2016-12-31
TRIPLE-S MANAGEMENT CORP
filed 2017-08-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐  Yes  ☑  No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

Explanatory Note

This amendment No. 1 on Form 10-K/A (“Amended Filing”) amends our original Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017 (“Original Filing”). The purpose of this Amended Filing is to (i) amend and restate management’s conclusions regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2016, and (ii) file the amended and restated “Report of Independent Registered Certified Public Accounting Firm” of Deloitte & Touche LLP regarding the effectiveness of our internal control over financial reporting as of December 31, 2016. As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing new consents of Independent Registered Public Accounting Firm from Deloitte & Touche LLP and PricewaterhouseCoopers LLP.  Accordingly, the Company hereby amends and replaces in its entirety Items 9A and 15 in the Original Filing.

Except as described above, this Amended Filing does not amend, modify or change any items or disclosures contained in our Original Filing and does not intend to reflect any information or events subsequent to the filing date of the Original Filing. As such, the Company’s consolidated financial statements as of and for the year ended December 31, 2016, which were included in the Original Filing, have not changed as a result of the identification of the material weakness. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the U.S. Securities and Exchange Commission subsequent to the Original Filing, including any amendment to those filings.

As described in Item 9A of this Amended Filing, subsequent to our Original Filing, as the result of an inspection from the Public Company Accounting Oversight Board, our independent registered public accounting firm requested that we re-evaluate certain internal controls related to the review process of the Managed Care claims paid data input in our incurred but not reported (“IBNR”) actuarial model. As a result, management has concluded that disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016 due to a material weakness in its internal control over financial reporting identified subsequent to the issuance of the Original Filing. The Company’s consolidated financial statements as of and for the year ended December 31, 2016, which were included in the Original Filing, have not changed as a result of the identification of the material weakness.

Part II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Original Filing and, subsequently, of this Annual Report on Form 10-K/A, management, under the supervision and with the participation of the chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of the end of this period (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation at the time of the Original Filing, our chief executive officer and chief financial officer concluded that as of December 31, 2016, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to a reasonable level of assurance. Subsequent to this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2016, management has concluded that the consolidated financial statements included in the Original Filing and in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP due to the material weakness described below.

Subsequent to our Original Filing, as the result of an inspection from the Public Company Accounting Oversight Board, our independent registered public accounting firm requested that we re-evaluate certain internal controls related to the review process of the Managed Care claims paid data input in our IBNR actuarial model. As the result of this re-evaluation, management determined that controls are not appropriately designed to validate that the claims paid information in the lag triangles used in the IBNR actuarial models is reviewed with enough precision to ascertain data is accurately presented by incurred date.  This deficiency was determined to be a material weakness as of December 31, 2016. The Company’s consolidated financial statements as of and for the year ended December 31, 2016, as included in the Original Filing, have not changed as a result of the identification of this material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K/A.

Remediation Plan

The main factor contributing to the material weakness were changes in our actuarial department during 2016. As a consequence, the preventive control over the accuracy of the incurred date component of the Managed Care claims paid data within the claim lags ceased to be fully effective. Although we engaged an external actuarial consulting firm to support our claims reserving process, we did not ask them to do detailed testing over the incurred date component in order to ascertain the preciseness of the lag triangles. Even though this control deficiency is considered a material weakness, there is no adjustment to the previously issued financial statements.

Management has designed a remediation plan to correct the material weakness described above and improve the design of internal controls. The remedial activities put in place include the following:

•	After hiring additional personnel in the actuarial department, effective 2017 we reinforced the review process over the accuracy of the claims paid data within the claim lags.
•	In addition, we strengthened the claims paid reconciliation process to include the incurred date component within the claim lags on a monthly and historical basis.

We have completed the aforementioned activities as of the date of this amendment and believe that we have strengthened the Company’s internal control over financial reporting addressing the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

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

We have audited Triple-S Management Corporation and its subsidiaries (the "Company's") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our report dated March 9, 2017, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.  As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment: the managed care segment controls are not appropriately designed to validate that the claims paid information in the lag triangles used in the IBNR actuarial models is reviewed with enough precision to ascertain data is accurately presented by incurred date. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 9, 2017 (August 9, 2017 as to the material weakness)
Stamp No. E286206
affixed to original.

Part III

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

21	List of Subsidiaries of TSM (incorporated herein by reference to Exhibit 21 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33865)).

Exhibits	Description

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 99.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

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

Triple-S Management Corporation
Registrant

By:	/s/ Roberto García-Rodríguez	Date:	August 9, 2017
Roberto García-Rodríguez
President and Chief Executive Officer

By:	/s/ Juan J. Román-Jiménez	Date:	August 9, 2017
Juan J. Román-Jiménez
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	August 9, 2017
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Cari M. Domínguez	Date:	August 9, 2017
Cari M. Domínguez
Director and Vice-Chairman of the Board

By:	/s/ David H. Chafey, Jr.	Date:	August 9, 2017
David H. Chafey, Jr.
Director

By:	/s/ Gail B. Marcus	Date:	August 9, 2017
Gail B. Marcus
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	August 9, 2017
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	August 9, 2017
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	August 9, 2017
Manuel Figueroa-Collazo
Director

By:	/s/ Joseph A. Frick	Date:	August 9, 2017
Joseph A. Frick
Director

By:	/s/ Roberto Santa María-Ros	Date:	August 9, 2017
Roberto Santa María-Ros
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2016, 2015, and 2014

F-1

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017 (August 9, 2017 as to the material weakness) expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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
T: (787) 754 9090, F: (787) 766 1094, www.pwc.com/us

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