Form 10-Q/A
period 2017-03-31
TRIPLE-S MANAGEMENT CORP
filed 2017-08-09
CIK 1171662

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

Explanatory Note

This amendment No. 1 on Form 10-Q/A (“Amended Filing”) amends our original Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed on May 9, 2017 (“Original Filing”). The purpose of this Amended Filing is to amend and restate management’s conclusions regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2017.  As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications.  Accordingly, the Company hereby amends and replaces in its entirety Item 4 in the Original Filing.

Except as described above, this Amended Filing does not amend, modify or change any items or disclosures contained in our Original Filing and does not intend to reflect any information or events subsequent to the filing date of the Original Filing. As such, the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2017, which were included in the Original Filing, have not changed as a result of the identification of the material weakness. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the U.S. Securities and Exchange Commission subsequent to the Original Filing, including any amendment to those filings.

As described in Item 4 of this Amended Filing, subsequent to our Original Filing, as the result of an inspection from the Public Company Accounting Oversight Board, our independent registered public accounting firm requested that we re-evaluate certain internal controls related to the review process of the Managed Care claims paid data input in our incurred but not reported (“IBNR”) actuarial model. Following this re-evaluation, management has concluded that disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2017 due to a material weakness in its internal control over financial reporting identified subsequent to the issuance of the Original Filing. The Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2017, which were included in the Original Filing, have not changed as a result of the identification of the material weakness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Original Filing and, subsequently, of this Quarterly Report on Form 10-Q/A, management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation at the time of the Original Filing, our chief executive officer and chief financial officer concluded that as of March 31, 2017, which is the period covered in this Form 10-Q, our disclosure controls and procedures were effective to a reasonable level of assurance. Subsequent to this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because of the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness in our internal control over financial reporting as of March 31, 2017, management has concluded that the unaudited consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP due to the material weakness described below.

Subsequent to our Original Filing, as the result of an inspection from the Public Company Accounting Oversight Board, our independent registered public accounting firm requested that we re-evaluate certain internal controls related to the review process of the Managed Care claims paid data input in our IBNR actuarial model. As the result of this re-evaluation, management determined that controls were not appropriately designed to validate that the claims paid information in the lag triangles used in the IBNR actuarial models is reviewed with enough precision to ascertain data is accurately presented by incurred date. This deficiency was determined to be a material weakness as of March 31, 2017. The Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2017, as included in the Original Filing, have not changed as a result of the identification of this material weakness.

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

Triple-S Management Corporation
Registrant

Date:	August 9, 2017	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer