Form 10-Q
period 2017-06-30
TRIPLE-S MANAGEMENT CORP
filed 2017-08-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2017
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	23,494,170

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2017

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,196,161	$1,151,643
Equity securities	287,820	270,349
Securities held to maturity, at amortized cost:
Fixed maturities	2,835	2,836
Policy loans	8,716	8,564
Cash and cash equivalents	172,526	103,428
Total investments and cash	1,668,058	1,536,820
Premiums and other receivables, net	320,548	286,365
Deferred policy acquisition costs and value of business acquired	200,034	194,787
Property and equipment, net	69,083	66,369
Deferred tax asset	69,576	57,768
Goodwill	25,397	25,397
Other assets	52,672	51,493
Total assets	$2,405,368	$2,218,999
Liabilities and Stockholders' Equity
Claim liabilities	$504,240	$487,943
Liability for future policy benefits	331,427	321,232
Unearned premiums	175,561	79,310
Policyholder deposits	179,225	179,382
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	40,363	34,370
Accounts payable and accrued liabilities	204,194	169,449
Deferred tax liability	22,203	18,850
Long-term borrowings	33,667	35,085
Liability for pension benefits	30,496	30,892
Total liabilities	1,521,376	1,356,513
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares;issued and outstanding 950,968 at June 30, 2017and December 31, 2016, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,494,170 and 23,321,163 shares at June 30, 2017 and December 31, 2016, respectively	23,494	23,321
Additional paid-in capital	65,589	65,592
Retained earnings	739,267	730,904
Accumulated other comprehensive income	55,369	42,395
Total Triple-S Management Corporation stockholders' equity	884,670	863,163
Non-controlling interest in consolidated subsidiary	(678)	(677)
Total stockholders' equity	883,992	862,486
Total liabilities and stockholders' equity	$2,405,368	$2,218,999

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Premiums earned, net	$722,891	$729,049	$1,425,164	$1,467,583
Administrative service fees	4,548	4,520	8,927	9,603
Net investment income	12,698	12,875	24,714	24,233
Other operating revenues	1,121	915	2,086	1,727
Total operating revenues	741,258	747,359	1,460,891	1,503,146
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(1,434)	-	(1,434)
Net realized gains, excluding other-than-temporary impairment losses on securities	4,054	2,954	4,390	3,012
Net realized investment gains on sale of securities	4,054	1,520	4,390	1,578
Other income, net	587	3,859	3,112	4,734
Total revenues	745,899	752,738	1,468,393	1,509,458
Benefits and expenses:
Claims incurred	611,297	622,087	1,232,160	1,248,781
Operating expenses	118,720	121,112	229,666	244,092
Total operating costs	730,017	743,199	1,461,826	1,492,873
Interest expense	1,721	1,954	3,407	3,836
Total benefits and expenses	731,738	745,153	1,465,233	1,496,709
Income before taxes	14,161	7,585	3,160	12,749
Income tax expense (benefit)	1,456	3,707	(5,202)	5,416
Net income	12,705	3,878	8,362	7,333
Less: Net loss attributable to non-controlling interest	-	2	1	3
Net income attributable to Triple-S Management Corporation	$12,705	$3,880	$8,363	$7,336
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.52	$0.16	$0.35	$0.30
Diluted net income per share	$0.52	$0.16	$0.34	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$12,705	$3,878	$8,362	$7,333
Other comprehensive (loss) income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	4,396	15,830	12,868	35,407
Defined benefit pension plan:
Actuarial loss, net	53	507	106	1,229
Prior service credit, net	-	(62)	-	(150)
Total other comprehensive income, net of tax	4,449	16,275	12,974	36,486
Comprehensive income	17,154	20,153	21,336	43,819
Comprehensive income attributable to non-controlling interest	-	2	1	3
Comprehensive income attributable to Triple-S Management Corporation	$17,154	$20,155	$21,337	$43,822

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2017	2016
Balance at January 1	$863,163	$847,526
Share-based compensation	170	2,649
Stock issued upon the exercise of stock options	-	55
Repurchase and retirement of common stock	-	(14,616)
Comprehensive income	21,337	43,822
Total Triple-S Management Corporation stockholders' equity	884,670	879,436
Non-controlling interest in consolidated subsidiary	(678)	(673)
Balance at June 30	$883,992	$878,763

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,362	7,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,454	7,300
Net amortization of investments	4,787	3,981
Reductions to the allowance for doubtful receivables	(2,390)	(313)
Deferred tax (benefit) expense	(11,734)	4,301
Net realized investment gain on sale of securities	(4,390)	(1,578)
Interest credited to policyholder deposits	2,144	2,436
Share-based compensation	170	2,313
(Increase) decrease in assets:
Premium and other receivables, net	(25,078)	(63,589)
Deferred policy acquisition costs and value of business acquired	(5,621)	(3,562)
Deferred taxes	(280)	178
Other assets	(1,229)	(31,425)
Increase (decrease) in liabilities:
Claim liabilities	16,297	(9,901)
Liability for future policy benefits	10,195	19,961
Unearned premiums	96,251	1,791
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	5,993	(2,141)
Accounts payable and accrued liabilities	33,774	52,350
Net cash provided by (used in) operating activities	133,705	(10,565)
(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$88,141	$163,150
Fixed maturities matured/called	8,938	14,301
Equity securities sold	21,499	32,252
Securities held to maturity:
Fixed maturities matured/called	703	700
Acquisition of investments:
Securities available for sale:
Fixed maturities	(141,116)	(150,005)
Equity securities	(20,424)	(136,104)
Securities held to maturity:
Fixed maturities	(703)	(609)
Increase in other investments	(731)	(1,383)
Net change in policy loans	(152)	(400)
Net capital expenditures	(8,704)	(2,716)
Net cash used in investing activities	(52,549)	(80,814)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(8,545)	4,074
Repayments of long-term borrowings	(1,212)	(820)
Repurchase and retirement of common stock	-	(14,560)
Proceeds from policyholder deposits	8,166	7,942
Surrenders of policyholder deposits	(10,467)	(6,935)
Net cash used in financing activities	(12,058)	(10,299)
Net increase (decrease) in cash and cash equivalents	69,098	(101,678)
Cash and cash equivalents:
Beginning of period	103,428	197,818
End of period	$172,526	$96,140

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and six months ended June 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017.

(2)	Recent Accounting Standards

On May 10, 2017, the Financial Accounting Standard Board (FASB) issued guidance to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in the terms and conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award.  This guidance indicates an entity should account for the effects of a modification unless the following criteria are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity or liability instrument is the same as the classification of the original award immediately before the original award is modified. For all companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

On March 10, 2017, the FASB issued guidance to improve the presentation of defined benefit costs in the income statement.  In particular, the guidance requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Additionally, this guidance allows only the service cost component to be eligible for capitalization, when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Since we do not present a subtotal of income from operations, the adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and six months ended June 30, 2017 that could have a material impact on the Corporation’s financial position, operating results or financial statements disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$40,358	$29	$(4)	$40,383
U.S. Treasury securities and obligations of U.S. government instrumentalities	79,932	180	(115)	79,997
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	11,719	445	(3)	12,161
Municipal securities	682,576	34,459	(393)	716,642
Corporate bonds	278,417	15,626	(89)	293,954
Residential mortgage-backed securities	11,877	35	(3)	11,909
Collateralized mortgage obligations	41,129	97	(111)	41,115
Total fixed maturities	1,146,008	50,871	(718)	1,196,161
Equity securities:
Mutual funds	214,923	43,446	(6)	258,363
Alternative investments	29,336	368	(247)	29,457
Total equity maturites	244,259	43,814	(253)	287,820
Total	$1,390,267	$94,685	$(971)	$1,483,981

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$41,442	$87	$(15)	$41,514
U.S. Treasury securities and obligations of U.S.government instrumentalities	85,652	157	(9)	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	17,930	2,189	(68)	20,051
Municipal securities	650,175	34,187	(559)	683,803
Corporate bonds	263,351	12,182	(661)	274,872
Residential mortgage-backed securities	684	34	-	718
Collateralized mortgage obligations	45,069	58	(242)	44,885
Total fixed maturities	1,104,303	48,894	(1,554)	1,151,643
Equity securities - Mutual funds	240,699	30,101	(451)	270,349
Total	$1,345,002	$78,995	$(2,005)	$1,421,992

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S.government instrumentalities	$618	$166	$-	$784
Residential mortgage-backed securities	191	2	-	193
Certificates of deposit	2,026	-	-	2,026
Total	$2,835	$168	$-	$3,003

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S.government instrumentalities	$619	$158	$-	$777
Residential mortgage-backed securities	191	18	-	209
Certificates of deposit	2,026	-	-	2,026
Total	$2,836	$176	$-	$3,012

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securities available for sale:
Fixed maturities
Obligations of government-sponsored enterprises	$6,495	$(4)	2	$-	$-	-	$6,495	$(4)	2
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	41,408	(115)	5	-	-	-	41,408	(115)	5
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	7,939	(3)	5	-	-	-	7,939	(3)	5
Municipal securities	90,575	(393)	12	-	-	-	90,575	(393)	12
Corporate bonds	32,355	(89)	10	-	-	-	32,355	(89)	10
Residential mortgage-backed securities	2,017	(3)	1	-	-	-	2,017	(3)	1
Collateralized mortgage obligations	25,454	(108)	6	564	(3)	1	26,018	(111)	7
Total fixed maturities	206,243	(715)	41	564	(3)	1	206,807	(718)	42
Equity securities
Mutual funds	1,994	(6)	1	-	-	-	1,994	(6)	1
Alternative investments	4,983	(129)	7	2,431	(118)	1	7,414	(247)	8
Total equity securities	6,977	(135)	8	2,431	(118)	1	9,408	(253)	9
Total for securities available for sale	$213,220	$(850)	49	$2,995	$(121)	2	$216,215	$(971)	51

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

Securities available for sale:
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

Obligations of Government-Sponsored Enterprises, Obligations of U.S. Government Instrumentalities and Municipal Securities:  The unrealized losses on the Corporation’s investments in obligations of Government-Sponsored Enterprises, U.S. Government Instrumentalities and Municipal Securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these positions have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $7,939 and a gross unrealized loss of $3, and (2) senior lien bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $4,222 and a gross unrealized gain of $445.  As of June 30, 2017, investments in escrow bonds are not considered other-than-temporarily impaired based on the length of time the funds have been in a loss position, the decline in estimated fair value is principally attributable to changes in interest rates, and the fact that these bonds are backed by US Government securities, and therefore have an implicit AA+/Aaa rating.

There was no impairment on Cofina positions during the three months and six months ended June 30, 2017 and 2016.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds with an unrealized loss have investment grade ratings.  Because the decline in estimated fair value is principally attributable to changes in interest rates; because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in residential mortgage-backed securities collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns. The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality; the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows.

Mutual Funds and Alternative Investments:  As of June 30, 2017, investments in mutual funds and alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  There were no impairments on mutual funds and alternative investments during the three months and six months ended June 30, 2017.  During the three and six months ended June 30, 2016, we recorded an other-than-temporary impairment related to these mutual funds amounting to $1,434.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	June 30, 2017
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$71,618	$71,772
Due after one year through five years	324,426	327,707
Due after five years through ten years	131,235	137,195
Due after ten years	565,723	606,463
Residential mortgage-backed securities	11,877	11,909
Collateralized mortgage obligations	41,129	41,115
	$1,146,008	$1,196,161
Securities held to maturity:
Due in one year or less	$2,026	$2,026
Due after ten years	618	784
Residential mortgage-backed securities	191	193
	$2,835	$3,003

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$384	$912	$401	$1,873
Gross losses from sales	(517)	(103)	(636)	(1,462)
Total fixed maturity securities	(133)	809	(235)	411
Equity securities:
Securities available for sale:
Gross gains from sales	4,189	2,525	4,627	3,112
Gross losses from sales	(2)	(380)	(2)	(511)
Gross losses from other-than-temporary impairments	-	(1,434)	-	(1,434)
Total equity securities	4,187	711	4,625	1,167
Net realized gains on securities available for sale	$4,054	$1,520	$4,390	$1,578

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$3,252	$18,739	$2,813	$41,328
Equity securities – available for sale	2,768	2,908	13,911	9,677
	$6,020	$21,647	$16,724	$51,005
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(10)	$27	$(8)	$63

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the six months ended June 30, 2017 and 2016 was $3,931 and $15,598, respectively.

As of June 30, 2017 and December 31, 2016, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	June 30, 2017	December 31, 2016
Premium	$107,058	$91,528
Self-funded group receivables	51,646	57,728
FEHBP	15,582	14,321
Agent balances	40,340	25,495
Accrued interest	13,839	13,668
Reinsurance recoverable	55,772	58,295
Unsettled sales	6,715	-
Other	62,859	62,637
	353,811	323,672
Less allowance for doubtful receivables:
Premium	23,949	27,320
Other	9,314	9,987
	33,263	37,307
Total premium and other receivables, net	$320,548	$286,365

As of June 30, 2017 and December 31, 2016, the Company had premiums and other receivables of $63,565 and $57,750, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of June 30, 2017 and December 31, 2016 were $14,853 and $18,812, respectively.

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$40,383	$-	$40,383
U.S. Treasury securities and obligations of U.S government instrumentalities	79,997	-	-	79,997
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	12,161	-	12,161
Municipal securities	-	716,642	-	716,642
Corporate bonds	-	293,954	-	293,954
Residential agency mortgage-backed securities	-	11,909	-	11,909
Collateralized mortgage obligations	-	41,115	-	41,115
Total fixed maturities	79,997	1,116,164	-	1,196,161
Equity securities - Mutual funds	173,957	84,406	-	258,363
Alternative investments - measured at net asset value	-	-	-	29,457
Total	$253,954	$1,200,570	$-	$1,483,981

Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.  The fair value amount presented in this table is intended to facilitate the reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and six months ended June 30, 2017 and 2016.  Level 3 securities are partnerships measured at fair value using the net asset value affected by changes in the fair market value of the investments held in these partnerships.

The alternative investments represent investments in partnerships which invest in several equity and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of June 30, 2017 amounted to $118,668.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets are as follows:

	June 30, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,716	$-	$8,716	$-	$8,716

Liabilities:
Policyholder deposits	$179,225	$-	$179,225	$-	$179,225
Long-term borrowings:
Loans payable to bank - variable	33,968	-	33,968	-	33,968
Total long-term borrowings	33,968	-	33,968	-	33,968
Total liabilities	$213,193	$-	$213,193	$-	$213,193

	December 31, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,564	$-	$8,564	$-	$8,564

Liabilities:
Policyholder deposits	$179,382	$-	$179,382	$-	$179,382
Long-term borrowings:
Loans payable to bank - variable	11,187	-	11,187	-	11,187
6.6% senior unsecured notes payable	24,000	-	24,000	-	24,000
Total long-term borrowings	35,187	-	35,187	-	35,187
Total liabilities	$214,569	$-	$214,569	$-	$214,569

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Managed Care	Other Business Segments *	Consolidated	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$393,525	$136,779	$530,304	$349,047	$138,896	$487,943
Reinsurance recoverable on claim liabilities	-	(35,898)	(35,898)	-	(38,998)	(38,998)
Net claim liabilities at beginning of year	393,525	100,881	494,406	349,047	99,898	448,945
Claims incurred
Current period insured events	580,608	26,282	606,890	1,183,241	54,508	1,237,749
Prior period insured events	(1,355)	(1,196)	(2,551)	(16,695)	(2,529)	(19,224)
Total	579,253	25,086	604,339	1,166,546	51,979	1,218,525
Payments of losses and loss-adjustment expenses
Current period insured events	576,135	14,944	591,079	926,585	22,917	949,502
Prior period insured events	25,208	11,586	36,794	217,573	29,523	247,096
Total	601,343	26,530	627,873	1,144,158	52,440	1,196,598
Net claim liabilities at end of year	371,435	99,437	470,872	371,435	99,437	470,872
Reinsurance recoverable on claim liabilities	-	33,368	33,368	-	33,368	33,368
Claim liabilities at end of year	$371,435	$132,805	$504,240	$371,435	$132,805	$504,240

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Managed Care	Other Business Segments *	Consolidated	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$381,448	$143,618	$525,066	$348,297	$143,468	$491,765
Reinsurance recoverable on claim liabilities	-	(39,871)	(39,871)	-	(40,714)	(40,714)
Net claim liabilities at beginning of year	381,448	103,747	485,195	348,297	102,754	451,051
Claims incurred
Current period insured events	596,909	25,950	622,859	1,192,499	51,840	1,244,339
Prior period insured events	(6,728)	(686)	(7,414)	(6,028)	(2,934)	(8,962)
Total	590,181	25,264	615,445	1,186,471	48,906	1,235,377
Payments of losses and loss-adjustment expenses
Current period insured events	583,381	16,557	599,938	948,420	21,653	970,073
Prior period insured events	46,743	10,204	56,947	244,843	27,757	272,600
Total	630,124	26,761	656,885	1,193,263	49,410	1,242,673
Net claim liabilities at end of year	341,505	102,250	443,755	341,505	102,250	443,755
Reinsurance recoverable on claim liabilities	-	38,109	38,109	-	38,109	38,109
Claim liabilities at end of year	$341,505	$140,359	$481,864	$341,505	$140,359	$481,864

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2017 and 2016 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,945 and $13,635 during the three months and six months ended June 30, 2017, respectively.  The change in the liability for future policy benefits during the three months and six months ended June 30, 2016 amounted to $6,642 and $13,404, respectively.

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of June 30, 2017.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2015	68,022
2016	46,181
2017	256,656

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(7)	Long-Term Borrowings

A summary of the borrowings entered by the Company is as follows:

	June 30,	December 31,
	2017	2016

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$-	$24,000
Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.00% at June 30, 2017.)	10,367	11,187
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 3.90% at June 30, 2017.)	19,730	-
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 4.40% at June 30, 2017.)	3,871	-

Total borrowings	33,968	35,187

Less: unamortized debt issuance costs	301	102
	$33,667	$35,085

On December 28, 2016, TSM entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116.  Term Loan A was used to refinance the outstanding balance of the previous $41,000 secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due January 2021 ($24,000), and fund a portion of a debt service reserve for the Loan (approximately $200).  Interest payable commenced on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.

On March 11, 2016 Triple-S Salud, Inc. (TSS) entered into a $30,000 revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and contained certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017, and was not renewed.

On April 18, 2017, Triple-S Advantage, Inc. (TSA) entered into a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points, matures on April 17, 2018, and includes certain financial and non-financial covenants that are customary for this type of facility.  As of June 30, 2017, there is no outstanding balance in this line of credit.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(8)	Pension Plan

The components of net periodic benefit cost for the three months and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$-	$878	$-	$2,128
Interest cost	1,798	1,939	3,596	4,701
Expected return on assets	(2,199)	(2,054)	(4,398)	(4,980)
Amortization of prior service benefit	-	(102)	-	(246)
Amortization of actuarial loss	86	831	172	2,014
Settlement loss	631	-	631	-
Net periodic benefit cost	$316	$1,492	$1	$3,617

Effective January 31, 2017, the Company froze the pay and service components of amounts used to calculate pension benefits for active employees who participated in the pension plan. Therefore, as of the Effective Date, active employees in the pension plan will not accrue additional benefits for future service and eligible compensation received.

Employer Contributions:  The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2016 that it expected to contribute $4,000 to the pension program in 2017.  As of June 30, 2017, the Corporation has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net Unrealized Gain on Securities Beginning Balance	$70,843	$82,055	$62,371	$62,478
Other comprehensive income before reclassifications	7,639	18,193	16,380	37,817
Amounts reclassified from accumulated other comprehensive income	(3,243)	(2,363)	(3,512)	(2,410)
Net current period change	4,396	15,830	12,868	35,407
Ending Balance	75,239	97,885	75,239	97,885
Liability for Pension Benefits Beginning Balance	(19,923)	(36,221)	(19,976)	(36,855)
Amounts reclassified from accumulated other comprehensive income	53	445	106	1,079
Ending Balance	(19,870)	(35,776)	(19,870)	(35,776)
Accumulated Other Comprehensive Income Beginning Balance	50,920	45,834	42,395	25,623
Other comprehensive income before reclassifications	7,639	18,193	16,380	37,817
Amounts reclassified from accumulated other comprehensive income	(3,190)	(1,918)	(3,406)	(1,331)
Net current period change	4,449	16,275	12,974	36,486
Ending Balance	$55,369	$62,109	$55,369	$62,109

(10)	Share-Based Compensation

Share-based compensation expense recorded during the three months and six months ended June 30, 2017 was $1,613 and $170, respectively. Share-based compensation expense recorded during the three months and six months ended June 30, 2016 was $1,228 and $2,313, respectively. The lower expense during the six months ended June 30, 2017 results from a decrease in the 2014 and 2015 grants expected performance shares payouts. There was no cash received from stock option exercises during the six months ended June 30, 2017 and 2016.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(11)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$12,705	$3,880	$8,363	$7,336
Denominator for basic earnings per share:
Weighted average of common shares	24,246,591	24,624,070	24,195,211	24,609,749
Effect of dilutive securities	36,687	45,364	50,220	58,892
Denominator for diluted earnings per share	24,283,278	24,669,434	24,245,431	24,668,641
Basic net income per share attributable to TSM	$0.52	$0.16	$0.35	$0.30
Diluted net income per share attributable to TSM	$0.52	$0.16	$0.34	$0.30

(12)	Contingencies

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

We are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded.  Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

ASES Audits

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 and September 2013, reflected an overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and ASES requested the reimbursement of the alleged overpayment. On January 16, 2015, TSS filed an injunction against ASES under the case Triple-S Salud, Inc. v. Administración de Seguros de Salud de Puerto Rico. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership. TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter and to seek the payment of approximately $5,000, since the premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS. The case was assigned to a Special Commissioner, who on March 17, 2017 issued a report recommending the court to dismiss the complaint in favor of TSS. On May 26, 2017, the court issued a partial judgement dismissing the complaint in favor of TSS with respect to the alleged overpayments for the period between October 2005 and September 2010, which represented approximately $7,400 of the total alleged claim. After this partial dismissal, the only remaining claim pending to be adjudicated is for the alleged overpayments for the 2011-2013 period, which amounts to approximately $500. On July 27, 2017, ASES appealed the court’s partial judgement. TSS will oppose ASES’ appeal and will continue to conduct a vigorous defense of this matter.

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

The following tables summarize the operations by reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating revenues:
Managed Care:
Premiums earned, net	$661,365	$668,932	$1,301,512	$1,347,312
Administrative service fees	4,548	4,520	8,927	9,603
Intersegment premiums/service fees	1,631	1,652	3,165	3,137
Net investment income	4,146	4,107	8,038	7,587
Total managed care	671,690	679,211	1,321,642	1,367,639
Life Insurance:
Premiums earned, net	39,858	38,591	80,156	77,557
Intersegment premiums	111	202	302	339
Net investment income	6,330	6,412	12,417	12,326
Total life insurance	46,299	45,205	92,875	90,222
Property and Casualty Insurance:
Premiums earned, net	21,668	21,526	43,216	42,714
Intersegment premiums	154	154	307	307
Net investment income	2,134	2,325	4,058	4,254
Total property and casualty insurance	23,956	24,005	47,581	47,275
Other segments: *
Intersegment service revenues	2,259	2,617	3,845	5,162
Operating revenues from external sources	1,154	959	2,154	1,815
Total other segments	3,413	3,576	5,999	6,977
Total business segments	745,358	751,997	1,468,097	1,512,113
TSM operating revenues from external sources	55	1	133	5
Elimination of intersegment premiums/service fees	(1,896)	(2,008)	(3,494)	(3,783)
Elimination of intersegment service revenues	(2,259)	2,518	(3,845)	(27)
Other intersegment eliminations	-	(5,149)	-	(5,162)
Consolidated operating revenues	$741,258	$747,359	$1,460,891	$1,503,146

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating income (loss):
Managed care	$2,920	$(3,780)	$(15,662)	$(4,421)
Life insurance	4,990	5,054	8,925	10,652
Property and casualty insurance	3,775	3,388	5,842	5,499
Other segments *	1	(182)	144	(361)
Total business segments	11,686	4,480	(751)	11,369
TSM operating revenues from external sources	55	1	133	5
TSM unallocated operating expenses	(2,900)	(2,707)	(5,117)	(5,874)
Elimination of TSM intersegment charges	2,400	2,386	4,800	4,773
Consolidated operating income (loss)	11,241	4,160	(935)	10,273
Consolidated net realized investment gains	4,054	1,520	4,390	1,578
Consolidated interest expense	(1,721)	(1,954)	(3,407)	(3,836)
Consolidated other income, net	587	3,859	3,112	4,734
Consolidated income before taxes	$14,161	$7,585	$3,160	$12,749

Depreciation and amortization expense:
Managed care	$2,649	$2,839	$4,888	$5,773
Life insurance	318	249	598	504
Property and casualty insurance	138	150	252	311
Other segments*	163	166	323	319
Total business segments	3,268	3,404	6,061	6,907
TSM depreciation expense	196	196	393	393
Consolidated depreciation and amortization expense	$3,464	$3,600	$6,454	$7,300

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets:
Managed care	$1,156,585	$1,013,872
Life insurance	841,401	816,920
Property and casualty insurance	377,020	349,159
Other segments *	27,031	26,034
Total business segments	2,402,037	2,205,985
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	9,889	17,033
Property and equipment, net	22,130	22,380
Other assets	20,842	21,646
	52,861	61,059
Elimination entries-intersegment receivables and others	(49,530)	(48,045)
Consolidated total assets	$2,405,368	$2,218,999

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2017.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2016 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and six months ended June 30, 2017 included in this Quarterly Report on Form 10-Q.

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

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of June 30, 2017, we served approximately 1,006,000 members across all regions of Puerto Rico.  For the six months ended June 30, 2017 and 2016, our managed care segment represented approximately 92% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS), Triple-S Advantage, Inc. (TSA), and Triple-S Blue, Inc. I.I. (TSB).  TSS, TSA and TSB are Blue Cross Blue Shield Association (BCBSA) licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands, and Anguilla.

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

Recent Developments

Puerto Rico Economy

During the past decade, Puerto Rico has been facing economic and fiscal challenges and its economy has been contracting.  In response to the Commonwealth of Puerto Rico (the “Commonwealth”) fiscal and economic crisis, on June 30, 2016, the U.S. Congress enacted the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which, among other things, established a Federally-appointed oversight board (the “Oversight Board”) comprised of seven members with ample powers over the finances of the Commonwealth and its instrumentalities.  PROMESA also established a temporary stay on litigation to enforce rights or remedies related to financial liabilities of the Commonwealth, its instrumentalities and municipalities, which expired on May 1, 2017.  Finally, PROMESA established two separate mechanisms to restructure the debts of the Commonwealth, its public corporations and municipalities. The first mechanism permits modifications of financial indebtedness with the consent of a supermajority of affected financial creditors. The second mechanism, known as Title III, is a court-supervised debt-adjustment process, which is modeled after Chapter 9 of the U.S. Bankruptcy Code.

On February 28, 2017, the Governor of Puerto Rico submitted a 10-year fiscal plan to the Oversight Board, for its review and approval.  After certain revisions, a final plan was approved by the Oversight Board on March 13, 2017, which includes spending reductions of $25.7 billion. The plan implies larger concessions from bondholders since there would be approximately $8 billion available for debt service payments over the next 10 years, compared to around $35 billion that is owed over that period.  The plan also proposes (i) certain significant changes to the Commonwealth’s healthcare delivery model in order to reduce expenses and (ii) the elimination of subsidies to the municipalities, many of which have contracts for the provision of healthcare or other insurance products with our subsidiaries. The Oversight Board also required and approved fiscal plans for several government instrumentalities, including the Puerto Rico Aqueduct and Sewer Authority, the Puerto Rico Electric Power Authority (“PREPA”), and the Puerto Rico Highways and Transportation Authority (“PRHTA”), among others.

On May 3, 2017, after not reaching an agreement with its creditors, the Oversight Board filed an order seeking the protection of the provisions of Title III of PROMESA for the Commonwealth. Subsequently, the Oversight Board filed Title III petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish acronym), which issued the sales and use tax-backed bonds, the Employee Retirement System, PRHTA and PREPA. While the proceedings under Title III of PROMESA are ongoing, all enforcement and collection actions against the Commonwealth and these instrumentalities by its creditors are stayed. As a result of this court-supervised debt-adjustment process, the principal and interest payments due on general obligation, sales and use tax-backed bonds, and bonds from these government instrumentalities will likely be restructured and such restructuring could lead to significant additional losses on such holdings. Further, on May 30, 2017, pursuant to a court order under COFINA’s Title III proceeding, funds held by the trustee of the COFINA bonds have not been applied for the payment of such bonds pending the resolution of various legal disputes. On June 6, 2017, S&P downgraded COFINA to “D”. Although as of the date hereof, these entities are the only instrumentalities for which the Oversight Board has sought the restructuring authority provided by PROMESA, in the future, the Oversight Board may use the restructuring mechanisms of PROMESA for other instrumentalities of the Commonwealth, including it municipalities.

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

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of their inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivables from these and other government related entities.  As of June 30, 2017, the Company had premiums and other receivables of $63.6 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $14.9 million.  We also hold several positions categorized as Obligations of the Commonwealth of Puerto Rico, including one COFINA bond, which are susceptible to the aforementioned recent developments in the economy, see note 3 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Legislation

On July 23, 2017, the Commonwealth enacted Act 47-2017 (“Act 47”), which, among other things, imposes restrictions on utilization review (“UR”) processes related to hospitalizations and the ability of  managed care organizations (“MCO”s), to conduct internal review processes at any level of appeal. Act 47 also creates a statutory cause of action against MCOs for intervening with the “diagnostic and medical treatment of a patient” making them joint and severally liable in those cases in which the patient suffers damages as a direct or indirect result of such intervention. Act 47 orders the Puerto Rico Patient's Advocate Office and the Puerto Rico Health Insurance Administration (“ASES”), to adopt the necessary regulations to ensure compliance with the provisions of Act 47 within 60 days of its enactment. Act 47 specifically orders ASES to regulate UR according to the United States’ national standards. We are closely monitoring how Act 47 and its regulations will impact the Company.

Puerto Rico Government Health Reform Program

On June 30, 2017, TSS agreed to extend its contract with ASES for the provision of health services in the Metro North and West regions of the Puerto Rico Government’s health insurance program, which expired on June 30, 2017, for a three-month period beginning July 1, 2017 and ending September 30, 2017.  This extension is intended to ensure the continuity of services while the parties conclude negotiations for the renewal of the contract through the remainder of the Puerto Rico Government’s 2017-2018 fiscal year, which ends June 30, 2018.  Under the contract extension, ASES will increase its payment to TSS from a rate of $165.93 to $183.38 per member per month (PMPM) for the Metro North region and from $138.37 to $148.99 PMPM for the West region.  The new rates reflect cost and utilization trends for the 2016-2017 fiscal year and are subject to CMS approval, which is expected to occur during the 90 day extension period.  ASES will continue to pay current PMPM rates until CMS approves new PMPM rates, at which time ASES will pay the cumulative difference between both rates.  Upon reaching an agreement on outstanding terms of the contract renewal, the new rates will also apply for the remainder of the 2017-2018 fiscal year. See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2017	2016
Managed care enrollment:
Commercial [1]	498,393	528,902
Medicare	121,240	116,215
Medicaid	386,070	402,661
Total	1,005,703	1,047,778
Managed care enrollment by funding arrangement:
Fully-insured	839,299	868,157
Self-insured	166,404	179,621
Total	1,005,703	1,047,778

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2017	2016	2017	2016
Revenues:
Premiums earned, net	$722.9	$729.1	$1,425.2	$1,467.6
Administrative service fees	4.5	4.5	8.9	9.6
Net investment income	12.7	12.9	24.7	24.2
Other operating revenues	1.1	0.9	2.1	1.7
Total operating revenues	741.2	747.4	1,460.9	1,503.1
Net realized investment gains	4.1	1.5	4.4	1.6
Other income, net	0.6	3.8	3.1	4.7
Total revenues	745.9	752.7	1,468.4	1,509.4
Benefits and expenses:
Claims incurred	611.3	622.1	1,232.2	1,248.8
Operating expenses	118.7	121.1	229.6	244.1
Total operating expenses	730.0	743.2	1,461.8	1,492.9
Interest expense	1.7	1.9	3.4	3.8
Total benefits and expenses	731.7	745.1	1,465.2	1,496.7
Income before taxes	14.2	7.6	3.2	12.7
Income tax expense (benefit)	1.5	3.7	(5.2)	5.4
Net income attributable to TSM	12.7	3.9	8.4	7.3

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating Revenues

Consolidated premiums earned, net for the three months ended June 30, 2017 decreased by $6.2 million, or 0.9%, to $722.9 million when compared to the three months ended June 30, 2016.  This decrease primarily reflects lower premiums in the Managed Care segment by $7.6 million mainly due to lower Medicare risk score revenue adjustments and lower membership in the segment’s Medicaid and Commercial businesses. These decreases were partially offset by higher Life Insurance premiums, and by the Medicaid profit sharing accrual recorded during the three months ended June 30, 2016.

Net Realized Investment Gains

Consolidated net realized investment gains are the result of sales of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains for the period ending June 30, 2016 were partially offset by $1.4 million other-than-temporary impairments related to certain equity investments.

Other Income, Net

The $3.2 million decrease in consolidated other income reflects the collection of interest charged for late payment related to the current Medicaid contract during the three months ended June 30, 2016.

Claims Incurred

Consolidated claims incurred decreased by $10.8 million, or 1.7%, to $611.3 million during the three months ended June 30, 2017, mostly due to lower claims in the Managed Care segment.  The decrease in Managed Care claims primarily reflects lower claims incurred in the segment’s Commercial and Medicaid businesses primarily driven by lower enrollment, better claim experience in the Commercial business, offset in part by higher pharmacy claims trends in the Medicare and Medicaid businesses, and enhanced benefits in the Medicare 2017 offerings.  The consolidated loss ratio decreased by 70 basis points to 84.6%.

Operating Expenses

Consolidated operating expenses during the three months ended June 30, 2017 decreased by $2.4 million, or 2.0%, to $118.7 million. The lower operating expenses are mostly the result of the decrease in the Health Insurance Providers Fee (HIP fee) of $10.7 million due to the 2017 tax holiday, offset by increase in general operating expenses totaling approximately $8.1 million.  For the three months ended June 30, 2017, the consolidated operating expense ratio decreased 20 basis points to 16.3%.

Income Taxes

Consolidated income tax expense decreased by $2.2 million, to an expense of $1.5 million for the three months ended June 30, 2017.  The year over year change primarily results from the prior year reassessment done by the Property and Casualty segment of the tax rate used to measure several temporary differences, which increased the deferred tax rate from 20% to 39%, resulting in an increase to the 2016 deferred tax expense of $2.6 million.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating Revenues

Consolidated premiums earned, net for the six months ended June 30, 2017 decreased by $42.4 million, or 2.9%, to $1,425.2 million when compared to the six months ended June 30, 2016.  This decrease primarily reflects lower premiums in the Managed Care segment by $45.7 million mainly due to lower membership in the segment’s Medicaid and Commercial businesses.

Net Realized Investment Gains

Consolidated net realized investment gains are the result of sales of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains for the period ended June 30, 2016 were partially offset by $1.4 million other-than-temporary impairments related to certain equity investments.

Other Income, Net

The $1.6 million decrease in consolidated other income reflects the collection of interest charged for late payment related to the current Medicaid contract during the six months ended June 30, 2016.

Claims Incurred

Consolidated claims incurred decreased by $16.6 million, or 1.3%, to $1,232.2 million during the six months ended June 30, 2017, mostly due to lower claims in the Managed Care segment.  The decrease in Managed Care claims primarily reflects lower claims incurred in the segment’s Commercial and Medicaid businesses primarily driven by lower enrollment, better claim experience in the Commercial business, offset in part by higher pharmacy claims trends in the Medicare and Medicaid businesses, and enhanced benefits in the Medicare 2017 offerings.  The consolidated loss ratio increased by 140 basis points to 86.5%.

Operating Expenses

Consolidated operating expenses during the six months ended June 30, 2017 decreased by $14.5 million, or 5.9%, to $229.6 million as compared to the operating expenses during the six months ended June 30, 2016.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $21.6 million due to the 2017 moratorium offset by increase in general operating expenses totaling approximately $6.7 million.  For the six months ended June 30, 2017, the consolidated operating expense ratio decreased 50 basis points to 16.0%.

Income Taxes

Consolidated income taxes decreased by $10.6 million, to a net benefit of $5.2 million for the six months ended June 30, 2017.  The year over year change in income taxes primarily results from a loss before taxes incurred in the 2017 period in the Managed Care segment.

Managed Care Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2017	2016	2017	2016
Operating revenues:
Medical premiums earned, net:
Commercial	$203.3	$215.0	$408.4	$430.5
Medicare	266.6	273.1	524.3	534.0
Medicaid	191.8	181.2	369.5	383.4
Medical premiums earned, net	661.7	669.3	1,302.2	1,347.9
Administrative service fees	5.8	5.8	11.4	12.1
Net investment income	4.1	4.1	8.0	7.6
Total operating revenues	671.6	679.2	1,321.6	1,367.6
Medical operating costs:
Medical claims incurred	579.2	590.2	1,166.5	1,186.5
Medical operating expenses	89.5	92.8	170.8	185.5
Total medical operating costs	668.7	683.0	1,337.3	1,372.0
Medical operating income (loss)	$2.9	$(3.8)	$(15.7)	$(4.4)
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,001,638	1,063,422	2,014,843	2,159,704
Self-funded	501,500	540,221	1,008,667	1,083,247
Total Commercial member months	1,503,138	1,603,643	3,023,510	3,242,951

Medicare member months	363,257	351,108	726,984	715,535

Medicaid member months	1,169,090	1,206,345	2,342,363	2,428,237
Total member months	3,035,485	3,161,096	6,092,857	6,386,723
Medical loss ratio	87.5%	88.2%	89.6%	88.0%
Operating expense ratio	13.4%	13.7%	13.0%	13.6%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Medical Operating Revenues

Medical premiums earned for the three months ended June 30, 2017 decreased by $7.6 million, or 1.1%, to $661.7 million when compared to the medical premiums earned during the three months ended June 30, 2016.  This decrease is principally the result of the following:

•
Premiums earned by the Commercial business decreased by $11.7 million, or 5.4%, to $203.3 million.  This fluctuation primarily reflects lower fully-insured member enrollment during the quarter of approximately 61,800 member months and $3.6 million related to the suspension of the HIP fee pass-through; offset by an increase in average premium rates of approximately 5%.

•
Premiums earned by the Medicare business decreased by $6.5 million, or 2.4%, to $266.6 million, primarily reflecting a lower risk score revenue adjustment in 2017 by $17.5 million, lower average premium rates due to a reduction in the 2017 Medicare reimbursement rates; offset in part by an increase in member month enrollment of approximately 12,000 lives.

•
Premiums earned by the Medicaid business amounted to $191.8 million, $10.6 million, or 5.8% higher than the same period last year.  Increase primarily reflects the $14.6 million profit sharing accrual that decreased premiums during the 2016 period and the $11.6 million premium collection related to our compliance with the contract’s incentive metrics. These increases were partially offset by lower fully-insured member months enrollment by approximately 37,000 lives, the 4% decrease in the average premium rates that went into effect July 1, 2016, and $2.6 million related to the suspension of the HIP fee pass-through as a result of the 2017 moratorium.

Medical Claims Incurred

Medical claims incurred during the three months ended June 30, 2017 decreased by $11.0 million, or 1.9%, to $579.2 million when compared to the three months ended June 30, 2016.  The medical loss ratio (MLR) of the segment decreased 70 basis points during the 2017 period, to 87.5%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $28.2 million, or 14.7%, during the 2017 period mostly driven by lower enrollment. The MLR, at 80.6%, was 860 basis point lower than the same quarter last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 83.1%, 450 basis points lower than the adjusted MLR for last year primarily reflecting claim trends that are lower than our premium trends following the continuity of our underwriting discipline.

•
The medical claims incurred of the Medicare business increased by $5.9 million, or 2.5%, during the 2017 period and its MLR increased by 430 basis points, to 90.9%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 94.3% this quarter, about 300 basis points higher than last year, primarily reflecting higher trends in Part B drugs, pharmacy benefits and the improvement of benefits in 2017 products taking advantage of the HIP fee moratorium.

•
The medical claims incurred in the Medicaid business increased by $11.3 million, or 7.0%, during the 2017 period and its MLR increased by 100 basis points, to 90.3%.    Adjusting for the effect of prior period reserve developments in 2017 and 2016, as well as for the impact of the profit sharing accrual and this year’s quality incentive premiums, the Medicaid MLR would have been approximately 96.0% this quarter, about 580 basis points higher than last year.  The higher MLR primarily reflects increased pharmacy and outpatient claim trends and the lower premium rates that went into effect July 1, 2016.

Medical Operating Expenses

Medical operating expenses for the three months ended June 30, 2017 decreased by $3.3 million, or 3.6%, to $89.5 million when compared to the three months ended June 30, 2016.  The operating expense ratio decreased by 30 basis points to 13.4% in 2017.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $10.7 million due to the 2017 moratorium offset by increase in personnel costs, general operating expenses of totaling approximately $6.9 million.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Medical Operating Revenues

Medical premiums earned for the six months ended June 30, 2017 decreased by $45.7 million, or 3.4%, to $1,302.2 million when compared to the medical premiums earned during the six months ended June 30, 2016.  This decrease is principally the result of the following:

•
Premiums earned by the Commercial business decreased by $22.1 million, or 5.1%, to $408.4 million.  This fluctuation primarily reflects lower fully-insured enrollment during the year of approximately 144,900 member months and $7.2 million related to the suspension of the HIP fee pass-through; offset by an increase in average premium rates of approximately 5%.

•
Premiums earned by the Medicaid business decreased by $13.9 million, or 3.6% to $369.5 million.  Decrease primarily reflects lower fully-insured member months enrollment by approximately 85,900 lives, and the 4.0% decrease in average premium rates that went into effect July 1, 2016.  Also contributing to the lower premiums during this period was a $5.3 million related to the suspension of the HIP fee pass-through as a result of the 2017 moratorium.  Decreases are partially offset by the impact of the profit sharing accrual in the 2016 period that decreased premiums by $10.6 million and by the $11.6 million premium collection related to our compliance with the contract’s quality incentive metrics.

•
Premiums earned by the Medicare business decreased by $9.7 million, or 1.8%, to $524.3 million.  Decrease primarily reflects lower risk score revenue by $20.9 million as well as lower average premium rates due to a reduction in the 2017 Medicare reimbursement rates.  These decreases were partially offset by an increase in member month enrollment of approximately 11,000 lives.

Medical Claims Incurred

Medical claims incurred during the six months ended June 30, 2017 decreased by $20.0 million, or 1.7%, to $1,166.5 million when compared to the six months ended June 30, 2016.  The MLR of the segment increased 160 basis points during the 2017 period, to 89.6%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $35.8 million, or 9.6%, during the 2017 period mostly driven by lower enrollment. The MLR, at 82.1%, was 390 basis point lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 82.8%, 390 basis points lower than the adjusted MLR for last year primarily reflecting claim trends that are lower than our premium trends following the continuity of our underwriting discipline.

•
The medical claims incurred in the Medicaid business increased by $3.0 million, or 0.9%, during the 2017 period and its MLR increased by 420 basis points, to 93.9%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016, as well as for the impact of the profit sharing accrual and this year’s quality incentive premiums, the Medicaid MLR would have been approximately 95.4% this quarter, about 620 basis points higher than last year.  The higher MLR primarily reflects increased pharmacy and outpatient claim trends and the lower premium rates that went into effect July 1, 2016.

•
The medical claims incurred of the Medicare business increased by $12.9 million, or 2.7%, during the 2017 period and its MLR increased by 410 basis points, to 92.4%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 94.1% this quarter, about 210 basis points higher than last year, primarily reflecting higher trends in Part B drugs, pharmacy benefits and the improvement of benefits in 2017 products taking advantage of the HIP fee moratorium.

Medical Operating Expenses

Medical operating expenses for the six months ended June 30, 2017 decreased by $14.7 million, or 7.9%, to $170.8 million when compared to the six months ended June 30, 2016.  The operating expense ratio decreased by 60 basis points to 13.0% in 2017.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $21.6 million due to the 2017 moratorium offset by increase in general operating expenses of totaling approximately $6.7 million.

Life Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2017	2016	2017	2016
Operating revenues:
Premiums earned, net:
Premiums earned	$41.8	$39.7	$83.6	$79.5
Assumed earned premiums	0.5	1.2	1.4	2.7
Ceded premiums earned	(2.3)	(2.1)	(4.5)	(4.3)
Premiums earned, net	40.0	38.8	80.5	77.9
Net investment income	6.3	6.4	12.4	12.3
Total operating revenues	46.3	45.2	92.9	90.2
Operating costs:
Policy benefits and claims incurred	21.9	21.9	45.6	43.4
Underwriting and other expenses	19.4	18.2	38.4	36.2
Total operating costs	41.3	40.1	84.0	79.6
Operating income	$5.0	$5.1	$8.9	$10.6
Additional data:
Loss ratio	54.8%	56.4%	56.6%	55.7%
Operating expense ratio	48.5%	46.9%	47.7%	46.5%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating Revenues

Premiums earned, net increased by $1.2 million, or 3.1% to $40.0 million as the result of premium growth in the segment’s Individual Life and Cancer lines of business, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred remained at $21.9 million, the same as the 2016 period, despite the higher volume of business during the year.  The loss ratio for the period decreased to 54.8% in 2017, or 160 basis points, reflecting the higher volume of premiums during this quarter.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $1.2 million, or 6.6%, to $19.4 million mostly reflects higher commissions following the segment’s premium growth.  In addition, the segment has incurred in higher development and marketing expenses related to the expansion of the Costa Rica operations.  As a result, the segment’s operating expense ratio increased to 48.5%, or 160 basis points.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating Revenues

Premiums earned, net increased by $2.6 million, or 3.3% to $80.5 million as the result of premium growth in the segment’s Individual Life and Cancer lines of business, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.2 million, or 5.1% to $45.6 million, mostly as the result of the higher volume of business during the year, particularly in the Cancer and Individual Life lines of business.  The loss ratio for the period increased to 56.6% in 2017, or 90 basis points, reflecting the higher volume in the Cancer line of business, which has a higher loss ratio, as well as to a higher claims experience in this particular line of business.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $2.2 million, or 6.1%, to $38.4 million mostly reflects higher commissions following the segment’s premium growth mentioned above.  In addition, the segment has incurred in higher development and marketing expenses related to the expansion of the Costa Rica operations.  As a result, the segment’s operating expense ratio increased to 47.7%, or 120 basis points.

Property and Casualty Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2017	2016	2017	2016
Operating revenues:
Premiums earned, net:
Premiums written	$46.4	$40.9	$73.8	$68.5
Premiums ceded	(16.6)	(13.1)	(26.7)	(23.5)
Change in unearned premiums	(8.0)	(6.1)	(3.6)	(2.0)
Premiums earned, net	21.8	21.7	43.5	43.0
Net investment income	2.1	2.3	4.1	4.3
Total operating revenues	23.9	24.0	47.6	47.3
Operating costs:
Claims incurred	10.9	10.8	21.5	20.6
Underwriting and other expenses	9.3	9.8	20.3	21.2
Total operating costs	20.2	20.6	41.8	41.8
Operating income	$3.7	$3.4	$5.8	$5.5
Additional data:
Loss ratio	50.0%	49.8%	49.4%	47.9%
Operating expense ratio	42.7%	45.2%	46.7%	49.3%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating Revenues

Total premiums written increased by $5.5 million, or 13.4%, to $46.4 million driven by higher sales of Commercial products, particularly Commercial property products, mainly as a result of the acquisition of a large account during the 2017 period.

The premiums ceded to reinsurers increased by $3.5 million, or 26.7%, mostly reflecting higher premiums written in Commercial insurance products during the three months ended June 30, 2017.

The change in unearned premiums presents an increase of $1.9 million mostly reflecting the segments higher premiums written in 2017.

Claims Incurred

Claims incurred increased by $0.1 million, or 0.9%, to $10.9 million during the three months ended June 30, 2017.  The loss ratio increased by 20 basis points, to 50.0% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $0.5 million, or 5.1%, to $9.3 million mostly due to a lower net commission expense during the three months ended June 30, 2017.  The operating expense ratio was 42.7%, 250 basis points lower than last year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating Revenues

Total premiums written increased by $5.3 million, or 7.7%, to $73.8 million, driven by higher sales of Commercial property and Commercial liability products, mainly as a result of the acquisition of a large account, as well as to higher sales of Personal package products.

The premiums ceded to reinsurers increased by $3.2 million, or 13.6%, mostly reflecting higher premiums written in Commercial insurance products during the six months ended June 30, 2017.

The change in unearned premiums presents an increase of $1.6 million mostly reflecting the segments higher premiums written in 2017.

Claims Incurred

Claims incurred increased by $0.9 million, or 4.4%, to $21.5 million during the six months ended June 30, 2017.  The loss ratio increased by 150 basis points, to 49.4% during this period, primarily as a result of an unfavorable loss experience in the Commercial and Personal Auto lines of business.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $0.9 million, or 4.2%, to $20.3 million mostly due to lower personnel costs.  The operating expense ratio was 46.7%, 260 basis points lower than last year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended June 30,
(dollar amounts in millions)	2017	2016
Sources (uses) of cash:
Cash provided by (used in) operating activities	$133.7	$(10.6)
Net purchases of investment securities	(43.0)	(76.3)
Net capital expenditures	(8.7)	(2.7)
Proceeds from long-term borrowings	24.3	-
Payments of long-term borrowings	(25.5)	(0.8)
Proceeds from policyholder deposits	8.2	7.9
Surrenders of policyholder deposits	(10.5)	(6.9)
Repurchase and retirement of common stock	-	(14.6)
Other	(9.4)	2.3
Net increase (decrease) in cash and cash equivalents	$69.1	$(101.7)

Cash flow from operating activities increased by $144.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, principally due to an increase in premium collections of $85.0 million, lower claims paid by $44.0 million, a decrease in cash paid to suppliers and employees of $9.2 million, and lower incomes tax paid by $5.7 million.   The higher premium collections follow the collection in advance of the July 2017 Medicare premiums from CMS.

During the six months ended June 30, 2017, we received the remaining $24.3 million from a loan with a commercial bank related with a credit agreement entered into in December 2016.  These proceeds were used to prepay the outstanding principal amount of $24.0 million of the 6.6% senior unsecured notes.  See note 7 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

There were no repurchase and retirement of common stock during the six months ended June 30, 2017.

The fluctuation in the Other uses/sources of cash is attributed to changes in the amount of outstanding checks over bank balances.

Net capital expenditures increased by $6.0 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, principally due to initiatives related to information technology in the Managed Care segment.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2017, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of June 30, 2017.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes originally due December 2020 (the 6.6% notes).  These unsecured notes were paid in full on January 11, 2017.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance the previous $41.0 million secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% senior unsecured notes due January 2021 ($24.0 million).  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of June 30, 2017 we are in compliance with these covenants.

On March 11, 2016 TSS entered into a $30.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and includes certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017, and was not renewed.

On April 18, 2017, TSA entered into a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points, and contains certain financial and non-financial covenants that are customary for this type of facility.  As of June 30, 2017, there is no outstanding balance in this line of credit.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the “disclosure controls and procedures” as of the end of this period (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of June 30, 2017, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below.  Notwithstanding the material weakness in our internal control over financial reporting as of June 30, 2017, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP due to the material weakness described below.

As the result of an inspection from the Public Company Accounting Oversight Board, our independent registered public accounting firm requested that we re-evaluate certain internal controls related to the review process of the Managed Care claims paid data input in our incurred but not reported (“IBNR”) actuarial model. As the result of this re-evaluation, management agreed that controls were not appropriately designed to validate that the claims paid information in the lag triangles used in the IBNR actuarial models is reviewed with enough precision to ascertain data is accurately presented by incurred date.  This deficiency was determined to be a material weakness as of June 30, 2017. Management has concluded that the Company’s consolidated financial statements as of and for the three months and six months ended June 30, 2017, included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Plan

The main factor contributing to the material weakness were changes in our actuarial department during 2016. As a consequence, the preventive control over the accuracy of the incurred date component of the Managed Care claims paid data within the claim lags ceased to be fully effective. Although we engage an external actuarial consulting firm to support our claims reserving process, we did not ask them to do detailed testing over the incurred date component in order to ascertain the preciseness of the lag triangles. Even though this control deficiency is considered a material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management has designed a remediation plan to correct the material weakness described above and improve the design of internal controls. The remedial activities put in place include the following:

•	After hiring additional personnel in the actuarial department, effective 2017 we reinforced the review process over the accuracy of the claims paid data within the claim lags.

•	In addition we strengthened the claims paid reconciliation process to include the incurred date component within the claim lags on a monthly and historical basis.

We have completed the aforementioned activities as of the date of this amendment and believe that we have strengthened the Company’s internal control over financial reporting addressing the identified material weakness. However, control weaknesses are not be considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Controls Over Financial Reporting

Other than as described in the aforementioned remediation plan, no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Patient Protection and Affordable Care Act of 2010 as amended by the Health Care and Education Reconciliation Act of 2010 (ACA) to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Following the passage of the Budget Resolution, on March 6, 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act (AHCA), which, if enacted, would amend or repeal significant portions of the ACA. Among other changes, the AHCA would sunset the annual insurance industry assessment as of December 31, 2017, essentially eliminate the individual and employer mandates by eliminating penalties and providing retroactive relief for failing to maintain or provide minimum essential coverage, and permit insurers to charge individuals a 30% surcharge on premiums for failing to demonstrate continuous coverage. The AHCA would also make significant changes to Medicaid by, among other things, making the ACA Medicaid expansion optional for states, repealing the ACA requirement that state Medicaid plans provide the same essential health benefits that are required by plans available through the exchanges, implementing a per capita cap on federal payments to states beginning in fiscal year 2020, and changing certain eligibility requirements.  On May 4, 2017, the U.S. House of Representatives approved the AHCA to repeal portions of the ACA.

The U.S. Senate spent several months developing its alternative to the AHCA, culminating in several votes on various substitute amendments during the last week of July 2017.  None of the Senate substitutes, including a skinny package that would have repealed coverage mandates but maintained subsidies, were able to pass in the U.S. Senate.   While it is uncertain when or if the provisions in the AHCA will become law, or the extent to which any such changes may impact our business, it is clear that Congress is taking concrete steps to repeal and replace certain aspects of the ACA.

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

10.1*	Amendment to Extend Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Executive Vice President and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.

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