Form 10-Q
period 2017-09-30
TRIPLE-S MANAGEMENT CORP
filed 2017-11-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2017
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	22,951,139

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2017

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,123,990	$1,151,643
Equity securities	332,705	270,349
Securities held to maturity, at amortized cost:
Fixed maturities	2,839	2,836
Policy loans	9,260	8,564
Cash and cash equivalents	269,942	103,428
Total investments and cash	1,738,736	1,536,820
Premiums and other receivables, net	930,972	286,365
Deferred policy acquisition costs and value of business acquired	201,467	194,787
Property and equipment, net	73,609	66,369
Deferred tax asset	66,969	57,768
Goodwill	25,397	25,397
Other assets	49,642	51,493
Total assets	$3,086,792	$2,218,999
Liabilities and Stockholders' Equity
Claim liabilities	$1,108,698	$487,943
Liability for future policy benefits	336,518	321,232
Unearned premiums	165,819	79,310
Policyholder deposits	177,265	179,382
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	46,742	34,370
Accounts payable and accrued liabilities	273,656	169,449
Deferred tax liability	21,902	18,850
Long-term borrowings	32,870	35,085
Liability for pension benefits	26,592	30,892
Total liabilities	2,190,062	1,356,513
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at September 30, 2017 and December 31, 2016, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,951,139 and 23,321,163 shares at September 30, 2017 and December 31, 2016, respectively	22,951	23,321
Additional paid-in capital	55,060	65,592
Retained earnings	761,179	730,904
Accumulated other comprehensive income	57,268	42,395
Total Triple-S Management Corporation stockholders' equity	897,409	863,163
Non-controlling interest in consolidated subsidiary	(679)	(677)
Total stockholders' equity	896,730	862,486
Total liabilities and stockholders' equity	$3,086,792	$2,218,999

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Premiums earned, net	$714,325	$721,187	$2,139,489	$2,188,770
Administrative service fees	3,391	4,146	12,318	13,749
Net investment income	12,395	12,337	37,109	36,570
Other operating revenues	941	871	3,027	2,598
Total operating revenues	731,052	738,541	2,191,943	2,241,687
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	-	-	(1,434)
Net realized gains, excluding other-than-temporary impairment losses on securities	3,753	5,376	8,143	8,388
Net realized investment gains on sale of securities	3,753	5,376	8,143	6,954
Other income, net	3,409	734	6,521	5,468
Total revenues	738,214	744,651	2,206,607	2,254,109
Benefits and expenses:
Claims incurred	583,625	629,169	1,815,785	1,877,950
Operating expenses	119,145	123,406	348,811	367,498
Total operating costs	702,770	752,575	2,164,596	2,245,448
Interest expense	1,709	1,893	5,116	5,729
Total benefits and expenses	704,479	754,468	2,169,712	2,251,177
Income (loss) before taxes	33,735	(9,817)	36,895	2,932
Income tax expense (benefit)	11,824	(7,873)	6,622	(2,457)
Net income (loss)	21,911	(1,944)	30,273	5,389
Less: Net loss attributable to non-controlling interest	1	3	2	6
Net income (loss) attributable to Triple-S Management Corporation	$21,912	$(1,941)	$30,275	$5,395
Earnings per share attributable to Triple-S Management Corporation
Basic net income (loss) per share	$0.91	$(0.08)	$1.25	$0.22
Diluted net income (loss) per share	$0.91	$(0.08)	$1.25	$0.22

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$21,911	$(1,944)	$30,273	$5,389
Other comprehensive (loss) income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	1,851	(1,884)	14,719	33,523
Defined benefit pension plan:
Actuarial loss, net	48	525	154	1,754
Prior service credit, net	-	(59)	-	(209)
Total other comprehensive income (loss), net of tax	1,899	(1,418)	14,873	35,068
Comprehensive income (loss)	23,810	(3,362)	45,146	40,457
Comprehensive income attributable to non-controlling interest	1	3	2	6
Comprehensive income (loss) attributable to Triple-S Management Corporation	$23,811	$(3,359)	$45,148	$40,463

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2017	2016
Balance at January 1	$863,163	$847,526
Share-based compensation	1,651	2,266
Stock issued upon the exercise of stock options	-	55
Repurchase and retirement of common stock	(12,553)	(21,427)
Comprehensive income	45,148	40,463
Total Triple-S Management Corporation stockholders' equity	897,409	868,883
Non-controlling interest in consolidated subsidiary	(679)	(676)
Balance at September 30	$896,730	$868,207

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$30,273	5,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,835	10,617
Net amortization of investments	7,396	6,181
Additions to the allowance for doubtful receivables	2,043	2,498
Deferred tax benefit	(9,993)	(4,026)
Net realized investment gain on sale of securities	(8,143)	(6,954)
Interest credited to policyholder deposits	3,151	3,091
Share-based compensation	1,651	1,931
(Increase) decrease in assets:
Premium and other receivables, net	(646,650)	(53,816)
Deferred policy acquisition costs and value of business acquired	(7,139)	(5,250)
Deferred taxes	(218)	(2,384)
Other assets	2,976	(15,598)
Increase in liabilities:
Claim liabilities	620,755	19,612
Liability for future policy benefits	15,286	25,874
Unearned premiums	86,509	79,806
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	12,372	7,779
Accounts payable and accrued liabilities	71,745	8,261
Net cash provided by operating activities	191,849	83,011
(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$287,223	$227,631
Fixed maturities matured/called	15,503	32,308
Equity securities sold	38,318	67,054
Securities held to maturity:
Fixed maturities matured/called	1,546	1,220
Acquisition of investments:
Securities available for sale:
Fixed maturities	(260,538)	(258,378)
Equity securities	(75,507)	(153,399)
Securities held to maturity:
Fixed maturities	(1,550)	(1,124)
Increase in other investments	(2,207)	(1,939)
Net change in policy loans	(696)	(471)
Net capital expenditures	(15,949)	(3,517)
Net cash used in investing activities	(13,857)	(90,615)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	8,371	(1,035)
Repayments of long-term borrowings	(2,028)	(1,230)
Repurchase and retirement of common stock	(12,553)	(21,371)
Proceeds from policyholder deposits	12,130	12,488
Surrenders of policyholder deposits	(17,398)	(13,543)
Net cash used in financing activities	(11,478)	(24,691)
Net increase (decrease) in cash and cash equivalents	166,514	(32,295)
Cash and cash equivalents:
Beginning of period	103,428	197,818
End of period	$269,942	$165,523

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America (GAAP or U.S. GAAP) for complete financial statements presentation.  These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017.

(2)	Recent Accounting Standards

On August 28, 2017, the Financial Accounting Standard Board (FASB) issued, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which finalizes Proposed Accounting Standard Update (ASU) No. 2016-310 of the same name, and aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The purpose of this guidance is to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness, and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness.  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Since we currently do not have these types of financial instruments, the adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

On July 13, 2017, the FASB issued guidance which finalizes Proposed ASU No. 2016-370, and addresses narrow issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity.  Part I of the ASU addresses the complexity of accounting for certain financial instruments with down round features (i.e., features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings), in response to stakeholders who, among other things, expressed concern that current accounting guidance creates cost and complexity for entities that issue financial instruments (e.g., warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of pending content in the Codification that results from the indefinite deferral of accounting requirements concerning mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests. For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Since we currently do not have these types of financial instruments, the adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

On May 10, 2017, the FASB issued guidance to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in the terms and conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award.  This guidance indicates an entity should account for the effects of a modification unless the following criteria are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity or liability instrument is the same as the classification of the original award immediately before the original award is modified. For all companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and nine months ended September 30, 2017 that could have a material impact on the Corporation’s financial position, operating results or financial statements disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$3,349	$25	$-	$3,374
U.S. Treasury securities and obligations of U.S. government instrumentalities	72,349	54	(76)	72,327
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,000	83	-	8,083
Municipal securities	699,770	32,950	(349)	732,371
Corporate bonds	246,787	16,411	(26)	263,172
Residential mortgage-backed securities	21,012	30	(96)	20,946
Collateralized mortgage obligations	23,769	31	(83)	23,717
Total fixed maturities	1,075,036	49,584	(630)	1,123,990
Equity securities:
Mutual funds	251,208	47,213	(293)	298,128
Alternative investments	34,331	519	(273)	34,577
Total equity securities	285,539	47,732	(566)	332,705
Total	$1,360,575	$97,316	$(1,196)	$1,456,695

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$41,442	$87	$(15)	$41,514
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,652	157	(9)	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	17,930	2,189	(68)	20,051
Municipal securities	650,175	34,187	(559)	683,803
Corporate bonds	263,351	12,182	(661)	274,872
Residential mortgage-backed securities	684	34	-	718
Collateralized mortgage obligations	45,069	58	(242)	44,885
Total fixed maturities	1,104,303	48,894	(1,554)	1,151,643
Equity securities - Mutual funds	240,699	30,101	(451)	270,349
Total	$1,345,002	$78,995	$(2,005)	$1,421,992

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$618	$164	$-	$782
Residential mortgage-backed securities	191	2	-	193
Certificates of deposit	2,030	-	-	2,030
Total	$2,839	$166	$-	$3,005

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securities available for sale:
Fixed maturities
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$35,951	$(76)	3	$-	$-	-	$35,951	$(76)	3
Municipal securities	97,929	(349)	14	-	-	-	97,929	(349)	14
Corporate bonds	15,215	(26)	3	-	-	-	15,215	(26)	3
Residential mortgage-backed securities	15,462	(96)	7	-	-	-	15,462	(96)	7
Collateralized mortgage obligations	17,947	(77)	4	657	(6)	2	18,604	(83)	6
Total fixed maturities	182,504	(624)	31	657	(6)	2	183,161	(630)	33
Equity securities
Mutual funds	20,880	(293)	4	-	-	-	20,880	(293)	4
Alternative investments	10,640	(147)	9	2,667	(126)	1	13,307	(273)	10
Total equity securities	31,520	(440)	13	2,667	(126)	1	34,187	(566)	14
Total for securities available for sale	$214,024	$(1,064)	44	$3,324	$(132)	3	$217,348	$(1,196)	47

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2016
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securities available for sale:
Fixed maturities
Obligations of government- sponsored enterprises	$9,483	$(15)	1	$-	$-	-	$9,483	$(15)	1
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	12,937	(9)	1	-	-	-	12,937	(9)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	7,758	(68)	5	-	-	-	7,758	(68)	5
Municipal securities	84,252	(559)	13	-	-	-	84,252	(559)	13
Corporate bonds	105,054	(661)	22	-	-	-	105,054	(661)	22
Collateralized mortgage obligations	32,120	(239)	8	784	(3)	1	32,904	(242)	9
Total fixed maturities	251,604	(1,551)	50	784	(3)	1	252,388	(1,554)	51
Equity securities-Mutual funds	22,615	(451)	4	-	-	-	22,615	(451)	4
Total for securities available for sale	$274,219	$(2,002)	54	$784	$(3)	1	$275,003	$(2,005)	55

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals consist of escrowed bonds which are backed by U.S. Government securities and therefore have an implicit AA+/Aaa rating. These bonds do not bear Puerto Rico credit risk.  As of September 30, 2017, investments in these escrowed bonds were not at an unrealized loss position.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities are guaranteed by U.S. government-sponsored enterprises.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality; the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows.

Mutual Funds and Alternative Investments:  As of September 30, 2017, investments in mutual funds and alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  There were no impairments on mutual funds and alternative investments during the three months and nine months ended September 30, 2017.  During the nine months ended September 30, 2016, we recorded an other-than-temporary impairment related to certain mutual funds amounting to $1,434.  There were no impairments on mutual funds and alternative investments during the three months ended September 30, 2016.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	September 30, 2017
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$15,708	$15,839
Due after one year through five years	306,564	309,836
Due after five years through ten years	154,246	160,637
Due after ten years	553,737	593,015
Residential mortgage-backed securities	21,012	20,946
Collateralized mortgage obligations	23,769	23,717
	$1,075,036	$1,123,990
Securities held to maturity:
Due in one year or less	$2,030	$2,030
Due after ten years	618	782
Residential mortgage-backed securities	191	193
	$2,839	$3,005

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$933	$187	$1,334	$2,060
Gross losses from sales	(194)	(20)	(830)	(1,482)
Total fixed maturity securities	739	167	504	578
Equity securities:
Securities available for sale:
Gross gains from sales	3,014	5,873	7,641	8,985
Gross losses from sales	-	(664)	(2)	(1,175)
Gross losses from other-than-temporary impairments	-	-	-	(1,434)
Total equity securities	3,014	5,209	7,639	6,376
Net realized gains on securities available for sale	$3,753	$5,376	$8,143	$6,954

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(1,199)	$(5,762)	$1,614	$35,566
Equity securities – available for sale	3,605	2,608	17,516	12,285
	$2,406	$(3,154)	$19,130	$47,851
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(2)	$(14)	$(10)	$49

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the nine months ended September 30, 2017 and 2016 was $4,503 and $14,328, respectively.

As of September 30, 2017 and December 31, 2016, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	September 30, 2017	December 31, 2016
Premium	$126,200	$91,528
Self-funded group receivables	51,198	57,728
FEHBP	13,892	14,321
Agent balances	33,743	25,495
Accrued interest	11,636	13,668
Reinsurance recoverable	656,625	58,295
Other	73,788	62,637
	967,082	323,672
Less allowance for doubtful receivables:
Premium	27,135	27,320
Other	8,975	9,987
	36,110	37,307
Total premium and other receivables, net	$930,972	$286,365

As of September 30, 2017 and December 31, 2016, the Company had premiums and other receivables of $87,765 and $57,750, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of September 30, 2017 and December 31, 2016 were $17,299 and $18,812, respectively.

Reinsurance recoverable as of September 30, 2017 includes approximately $604,000 related to the expected catastrophe losses covered by the Property and Casualty segment’s reinsurance program, reflecting the anticipated gross losses related to Hurricanes Irma and Maria in September 2017.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(5)	Fair Value Measurements

Our condensed consolidated balance sheets include the following financial instruments: securities available for sale, policy loans, policyholder deposits, and long-term borrowings.  We consider the carrying amounts of policy loans, policyholder deposits, and long-term borrowings to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets are measured at fair value on a recurring basis and are disclosed below. These assets are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$3,374	$-	$3,374
U.S. Treasury securities and obligations of U.S government instrumentalities	72,327	-	-	72,327
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,083	-	8,083
Municipal securities	-	732,371	-	732,371
Corporate bonds	-	263,172	-	263,172
Residential agency mortgage-backed securities	-	20,946	-	20,946
Collateralized mortgage obligations	-	23,717	-	23,717
Total fixed maturities	72,327	1,051,663	-	1,123,990
Equity securities - Mutual funds	170,566	127,562	-	298,128
Alternative investments - measured at net asset value	-	-	-	34,577
Total	$242,893	$1,179,225	$-	$1,456,695

Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.  The fair value amount presented in this table is intended to facilitate the reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$41,514	$-	$41,514
U.S. Treasury securities and obligations of U.S government instrumentalities	85,800	-	-	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	20,051	-	20,051
Municipal securities	-	683,803	-	683,803
Corporate bonds	-	274,872	-	274,872
Residential agency mortgage-backed securities	-	718	-	718
Collateralized mortgage obligations	-	44,885	-	44,885
Total fixed maturities	85,800	1,065,843	-	1,151,643
Equity securities - Mutual funds and alternative investments	166,595	76,222	27,532	270,349
Total	$252,395	$1,142,065	$27,532	$1,421,992

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and nine months ended September 30, 2017 and 2016.  Level 3 securities are partnerships measured at fair value using the net asset value affected by changes in the fair market value of the investments held in these partnerships.

Alternative investments represent investments in partnerships which invest in several private debt and private equity funds.  These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of September 30, 2017 amounted to $113,181.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets are as follows:

	September 30, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,260	$-	$9,260	$-	$9,260

Liabilities:
Policyholder deposits	$177,265	$-	$177,265	$-	$177,265
Long-term borrowings:
Loans payable to bank - variable	33,159	-	33,159	-	33,159
Total long-term borrowings	33,159	-	33,159	-	33,159
Total liabilities	$210,424	$-	$210,424	$-	$210,424

	December 31, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,564	$-	$8,564	$-	$8,564

Liabilities:
Policyholder deposits	$179,382	$-	$179,382	$-	$179,382
Long-term borrowings:
Loans payable to bank - variable	11,187	-	11,187	-	11,187
6.6% senior unsecured notes payable	24,000	-	24,000	-	24,000
Total long-term borrowings	35,187	-	35,187	-	35,187
Total liabilities	$214,569	$-	$214,569	$-	$214,569

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Managed Care	Other Business Segments *	Consolidated	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$371,428	$132,812	$504,240	$349,047	$138,896	$487,943
Reinsurance recoverable on claim liabilities	-	(33,368)	(33,368)	-	(38,998)	(38,998)
Net claim liabilities at beginning of period	371,428	99,444	470,872	349,047	99,898	448,945
Claims incurred
Current period insured events	541,648	40,719	582,367	1,724,890	95,227	1,820,117
Prior period insured events	(2,463)	(3,391)	(5,854)	(19,158)	(5,920)	(25,078)
Total	539,185	37,328	576,513	1,705,732	89,307	1,795,039
Payments of losses and loss-adjustment expenses
Current period insured events	529,497	15,320	544,817	1,456,098	38,222	1,494,320
Prior period insured events	24,819	5,794	30,613	242,384	35,325	277,709
Total	554,316	21,114	575,430	1,698,482	73,547	1,772,029
Net claim liabilities at end of period	356,297	115,658	471,955	356,297	115,658	471,955
Reinsurance recoverable on claim liabilities	-	636,743	636,743	-	636,743	636,743
Claim liabilities at end of period	$356,297	$752,401	$1,108,698	$356,297	$752,401	$1,108,698

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Managed Care	Other Business Segments *	Consolidated	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$341,505	$140,359	$481,864	$348,297	$143,468	$491,765
Reinsurance recoverable on claim liabilities	-	(38,109)	(38,109)	-	(40,714)	(40,714)
Net claim liabilities at beginning of period	341,505	102,250	443,755	348,297	102,754	451,051
Claims incurred
Current period insured events	588,960	26,166	615,126	1,800,023	78,006	1,878,029
Prior period insured events	9,105	(2,197)	6,908	(15,488)	(5,131)	(20,619)
Total	598,065	23,969	622,034	1,784,535	72,875	1,857,410
Payments of losses and loss-adjustment expenses
Current period insured events	553,062	17,049	570,111	1,501,480	38,702	1,540,182
Prior period insured events	16,633	7,095	23,728	261,477	34,852	296,329
Total	569,695	24,144	593,839	1,762,957	73,554	1,836,511
Net claim liabilities at end of period	369,875	102,075	471,950	369,875	102,075	471,950
Reinsurance recoverable on claim liabilities	-	39,427	39,427	-	39,427	39,427
Claim liabilities at end of period	$369,875	$141,502	$511,377	$369,875	$141,502	$511,377

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Claim liabilities as of September 30, 2017 include approximately $618,000 of Property and Casualty gross losses related to the impact of Hurricanes Irma and Maria in September 2017.

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2017 and 2016 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying condensed consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $7,112 and $20,746 during the three months and nine months ended September 30, 2017, respectively.  The change in the liability for future policy benefits during the three months and nine months ended September 30, 2016 amounted to $7,136 and $20,540, respectively.

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of September 30, 2017.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2015	66,221
2016	20,708
2017	268,792

(7)	Reinsurance Activity

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

Reinsurance cessions are made on excess of loss and on a proportional basis.  Principal reinsurance agreements are as follows:

Primary Reinsurance:

•
Commercial Property quota share contract.  This treaty covers a maximum of $30,000 for any one risk.  Under this treaty 30% of the risk is ceded to reinsurers.  The remaining exposure is covered by a Property Per Risk excess of loss contract that provides reinsurance in excess of $500 up to a maximum of $21,000, or the remaining 70% for any one risk.

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

•	Facultative reinsurance is obtained when coverage per risk is required.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Excess of Loss Reinsurance:

•	Casualty excess of loss contract. This treaty provides reinsurance for losses up to $12,000, subject to a retention of $225.

•	Medical malpractice excess of loss. This treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

Catastrophe Reinsurance:

In the event of a Catastrophe, the Company has a Personal Lines Catastrophe excess of loss contract that provides protection from losses up to $125,000, subject to a $5,000 retention, a Commercial Catastrophe excess of loss contract up to $135,000, subject to a $10,000 retention, and a Property Catastrophe excess of loss contract that provides a protection of $285,000 in excess of the Personal and Commercial lines Catastrophe contracts, subject to $200,000 in respect of the ceded portion of the Primary Commercial Lines Quota Share treaty mentioned above.  In addition, the above combined $15,000 retention is further reduced to $10,000 by the Clash Cover Property Catastrophe excess of loss contract.  The losses would be net of any Facultative reinsurance. Also, the Company purchases personal and commercial Reinstatement Premium Protection contracts to cover the necessity of reinstating the catastrophe program in the event it is activated.

All principal reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(8)	Long-Term Borrowings

A summary of the borrowings entered by the Company is as follows:

	September 30, 2017	December 31, 2016

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%, fully paid in January 2017.	$-	$24,000
Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.23% and 1.77% at September 30, 2017 and December 31, 2016, respectively)	9,957	11,187
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 4.05% at September 30, 2017).	19,478	-
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 4.55% at September 30, 2017).	3,724	-
Total borrowings	33,159	35,187

Less: unamortized debt issuance costs	289	102
	$32,870	$35,085

On December 28, 2016, TSM entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116.  Term Loan A was used to refinance the outstanding balance of the previous $41,000 secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due December 2020 ($24,000), and fund a portion of a debt service reserve for the Loan (approximately $200).  Interest payable commenced on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.

On March 11, 2016 Triple-S Salud, Inc. (TSS) entered into a $30,000 revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and contained certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017 and was not renewed.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

On April 18, 2017, Triple-S Advantage, Inc. (TSA) entered into a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points, matures on April 17, 2018, and includes certain financial and non-financial covenants that are customary for this type of facility.  As of September 30, 2017, there is no outstanding balance in this line of credit.

(9)	Pension Plan

The components of net periodic benefit cost for the three months and nine months ended September 30 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$-	$779	$-	$2,907
Interest cost	1,652	1,874	5,248	6,575
Expected return on assets	(2,021)	(1,928)	(6,419)	(6,908)
Amortization of prior service benefit	-	(96)	-	(342)
Amortization of actuarial loss	79	863	251	2,877
Settlement loss	580	-	1,211	-
Net periodic benefit cost	$290	$1,492	$291	$5,109

Effective January 31, 2017, the Company froze the pay and service components of amounts used to calculate pension benefits for active employees who participated in the pension plan. Therefore, as of the Effective Date, active employees in the pension plan will not accrue additional benefits for future service and eligible compensation received.

Employer Contributions:  The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2016 that it expected to contribute $4,000 to the pension program in 2017.  As of September 30, 2017 the Corporation has contributed $4,000 to the pension program.

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

In August 2017 the Company’s Board of Directors authorized a $30,000 repurchase program of its Class B common stock.  During the three months ended September 30, 2017, the Company repurchased and retired under this program 539,034 shares at an average per share price of $23.51, for an aggregate cost of $12,553.

(11)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net Unrealized Gain on Securities Beginning Balance	$75,239	$97,885	$62,371	$62,478
Other comprehensive income before reclassifications	4,853	2,417	21,233	40,233
Amounts reclassified from accumulated other comprehensive income	(3,002)	(4,301)	(6,514)	(6,710)
Net current period change	1,851	(1,884)	14,719	33,523
Ending Balance	77,090	96,001	77,090	96,001
Liability for Pension Benefits Beginning Balance	(19,870)	(35,776)	(19,976)	(36,855)
Amounts reclassified from accumulated other comprehensive income	48	466	154	1,545
Ending Balance	(19,822)	(35,310)	(19,822)	(35,310)
Accumulated Other Comprehensive Income Beginning Balance	55,369	62,109	42,395	25,623
Other comprehensive income before reclassifications	4,853	2,417	21,233	40,233
Amounts reclassified from accumulated other comprehensive income	(2,954)	(3,835)	(6,360)	(5,165)
Net current period change	1,899	(1,418)	14,873	35,068
Ending Balance	$57,268	$60,691	$57,268	$60,691

(12)	Share-Based Compensation

Share-based compensation expense recorded during the three months and nine months ended September 30, 2017 was $1,481 and $1,651, respectively. Share-based compensation expense (benefit) recorded during the three months and nine months ended September 30, 2016 was ($383) and $1,931, respectively. The benefit during the three months ended September 30, 2016 results from a decrease in the 2014 and 2015 grants expected performance shares payouts. There was no cash received from stock option exercises during the nine months ended September 30, 2017 and 2016.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(13)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator for earnings per share:
Net income (loss) attributable to TSM available to stockholders	$21,912	$(1,941)	$30,275	$5,395
Denominator for basic earnings per share:
Weighted average of common shares	24,142,192	24,386,076	24,177,344	24,534,647
Effect of dilutive securities	65,830	-	54,364	70,632
Denominator for diluted earnings per share	24,208,022	24,386,076	24,231,708	24,605,279
Basic net income (loss) per share attributable to TSM	$0.91	$(0.08)	$1.25	$0.22
Diluted net income (loss) per share attributable to TSM	$0.91	$(0.08)	$1.25	$0.22

No dilutive securities have been included in the diluted earnings per share calculation for the three months ended September 30, 2016 due to our reporting of a net loss for the quarter.

(14)	Contingencies

The following information supplements and amends, as applicable, the disclosures in Note 23 to the Consolidated Financial Statements of the Company’s 2016 Annual Report on Form 10-K.  Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

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

In one of these cases, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, filed on March 27, 2008, the Puerto Rico Court of First Instance issued a summary judgement on August 28, 2017 in favor of plaintiff ordering TSS to issue the corresponding shares to the plaintiff. TSS will appeal the Puerto Rico Court of First Instance’s summary judgement and continue to conduct a vigorous defense of this matter.

Management believes these claims are time barred under one or more statutes of limitations and will vigorously defend them on these grounds; however, as a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, some of these claims will likely be litigated on their merits.

ASES Audits

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 and September 2013, reflected an overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and ASES requested the reimbursement of the alleged overpayment. On January 16, 2015, TSS filed an injunction against ASES under the case Triple-S Salud, Inc. v. Administración de Seguros de Salud de Puerto Rico. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership. TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter and to seek the payment of approximately $5,000, since the premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS. The case was assigned to a Special Commissioner, who on March 17, 2017 issued a report recommending the court to dismiss the complaint in favor of TSS. On May 26, 2017, the court issued a partial judgement dismissing the complaint in favor of TSS with respect to the alleged overpayments for the period between October 2005 and September 2010, which represented approximately $7,400 of the total alleged claim. After this partial dismissal, the only remaining claim pending to be adjudicated is for the alleged overpayments for the 2011-2013 period, which amounts to approximately $500. On July 27, 2017, ASES appealed the court’s partial judgement and on August 25, 2017 TSS filed its opposition to ASES’ appeal. TSS will continue to conduct a vigorous defense of this matter.

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

The following tables summarize the operations by reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating revenues:
Managed Care:
Premiums earned, net	$653,734	$660,660	$1,955,246	$2,007,972
Administrative service fees	3,391	4,146	12,318	13,749
Intersegment premiums/service fees	1,781	1,384	4,946	4,521
Net investment income	4,097	3,628	12,135	11,215
Total managed care	663,003	669,818	1,984,645	2,037,457
Life Insurance:
Premiums earned, net	40,845	38,729	121,001	116,286
Intersegment premiums	107	212	409	551
Net investment income	6,070	6,355	18,487	18,681
Total life insurance	47,022	45,296	139,897	135,518
Property and Casualty Insurance:
Premiums earned, net	19,746	21,798	62,962	64,512
Intersegment premiums	153	153	460	460
Net investment income	2,106	2,358	6,164	6,612
Total property and casualty insurance	22,005	24,309	69,586	71,584
Other segments: *
Intersegment service revenues	2,796	2,502	6,641	7,664
Operating revenues from external sources	976	878	3,130	2,693
Total other segments	3,772	3,380	9,771	10,357
Total business segments	735,802	742,803	2,203,899	2,254,916
TSM operating revenues from external sources	87	7	220	12
Elimination of intersegment premiums/service fees	(2,041)	(1,749)	(5,535)	(5,532)
Elimination of intersegment service revenues	(2,796)	(2,502)	(6,641)	(7,664)
Other intersegment eliminations	-	(18)	-	(45)
Consolidated operating revenues	$731,052	$738,541	$2,191,943	$2,241,687

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating income (loss):
Managed care	$34,819	$(22,022)	$19,157	$(26,443)
Life insurance	4,477	4,247	13,402	14,899
Property and casualty insurance	(11,115)	4,017	(5,273)	9,516
Other segments *	373	(894)	517	(1,255)
Total business segments	28,554	(14,652)	27,803	(3,283)
TSM operating revenues from external sources	87	7	220	12
TSM unallocated operating expenses	(2,759)	(1,771)	(7,876)	(7,645)
Elimination of TSM intersegment charges	2,400	2,382	7,200	7,155
Consolidated operating income	28,282	(14,034)	27,347	(3,761)
Consolidated net realized investment gains	3,753	5,376	8,143	6,954
Consolidated interest expense	(1,709)	(1,893)	(5,116)	(5,729)
Consolidated other income, net	3,409	734	6,521	5,468
Consolidated income (loss) before taxes	$33,735	$(9,817)	$36,895	$2,932

Depreciation and amortization expense:
Managed care	$2,567	$2,622	$7,455	$8,395
Life insurance	315	247	913	751
Property and casualty insurance	136	91	388	402
Other segments*	166	160	489	479
Total business segments	3,184	3,120	9,245	10,027
TSM depreciation expense	197	197	590	590
Consolidated depreciation and amortization expense	$3,381	$3,317	$9,835	$10,617

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets:
Managed care	$1,141,233	$1,013,872
Life insurance	857,598	816,920
Property and casualty insurance	1,006,658	349,159
Other segments *	19,987	26,034
Total business segments	3,025,476	2,205,985
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	72,884	17,033
Property and equipment, net	22,152	22,380
Other assets	20,208	21,646
	115,244	61,059
Elimination entries-intersegment receivables and others	(53,928)	(48,045)
Consolidated total assets	$3,086,792	$2,218,999

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2017.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2016 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2017 included in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other of our publicly available documents may include statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, among other things: statements concerning our business and our financial condition and results of operations.  These statements are not historical, but instead represent our belief regarding future events, any of which, by their nature, are inherently uncertain and outside of our control.  These statements may address, among other things, future financial results, strategy for growth, and market position.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form.  We are not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise.  Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

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

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of September 30, 2017, we served approximately 995,000 members across all regions of Puerto Rico.  For the nine months ended September 30, 2017 and 2016, our managed care segment represented approximately 91% and 92%, respectively of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Recent Developments

Puerto Rico Economy

During the past decade, Puerto Rico has been facing economic and fiscal challenges and its economy has been contracting.  In response to the Commonwealth of Puerto Rico (the “Commonwealth”) fiscal and economic crisis, on June 30, 2016, the U.S. Congress enacted the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which, among other things, established a Federally-appointed oversight board (the “Oversight Board”) comprised of seven members with ample powers over the finances of the Commonwealth and its instrumentalities.  PROMESA also established a temporary stay on litigation to enforce rights or remedies related to financial liabilities of the Commonwealth, its instrumentalities and municipalities, which expired on May 1, 2017.  Finally, PROMESA established two separate mechanisms to restructure the debts of the Commonwealth, its public corporations and municipalities. The first mechanism permits modifications of financial indebtedness with the consent of a supermajority of affected financial creditors. The second mechanism is a court-supervised debt-adjustment process, which is modeled after Chapter 9 of the U.S. Bankruptcy Code and is codified in Title III of PROMESA.

On February 28, 2017, the Governor of Puerto Rico submitted a 10-year fiscal plan to the Oversight Board for its review and approval.  After certain revisions, a final plan was approved by the Oversight Board on March 13, 2017, which includes spending reductions of $25.7 billion. The plan implies larger concessions from bondholders since there would be approximately $8 billion available for debt service payments over the next 10 years, compared to around $35 billion that is owed over that period.  The plan also proposes (i) certain significant changes to the Commonwealth’s healthcare delivery model in order to reduce expenses and (ii) the elimination of subsidies to the municipalities, many of which have contracts for the provision of healthcare or other insurance products with our subsidiaries. The Oversight Board also required and approved fiscal plans for several government instrumentalities, including the Puerto Rico Aqueduct and Sewer Authority, the Puerto Rico Electric Power Authority (“PREPA”), and the Puerto Rico Highways and Transportation Authority (“PRHTA”), among others.

On May 3, 2017, the Oversight Board filed an order seeking the protection of the provisions of Title III of PROMESA for the Commonwealth. Subsequently, the Oversight Board filed Title III petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish acronym), which issued bonds secured by a portion of the sales and use tax, the Employee Retirement System, PRHTA and PREPA. While the proceedings under Title III of PROMESA are ongoing, all enforcement and collection actions against the Commonwealth and these instrumentalities by its creditors are stayed. As a result of this court-supervised debt-adjustment process, the principal and interest payments due on general obligation and bonds issued by these government instrumentalities will likely be restructured.

On July 14, 2017, the Oversight Board authorized Government Development Bank for Puerto Rico (“GDB”) to pursue the restructuring of its debts under Title VI of PROMESA and conditionally certified GDB’s Restructuring Support Agreement (“RSA”) under the relevant provisions of Title VI.  The RSA provides for the organized and consensual restructuring of a substantial portion of GDB’s liabilities, including GDB public bonds, deposit claims by municipalities and certain non-public entities and claims under certain GDB-issued letters of credit and guarantees. In exchange for releasing GDB from liability relating to these claims, the claim-holders will receive new bonds to be issued by a new entity (the “Issuer”).  In order to secure and service the new bonds, GDB will transfer to the Issuer its entire municipal loan portfolio, certain real estate assets available for sale, proceeds of certain public entity loans and a certain amount of cash.

Although these entities are the only instrumentalities for which the Oversight Board has sought the restructuring authority provided by Title III of PROMESA or approved a restructuring under Title VI of PROMESA, in the future, the Oversight Board may use the restructuring mechanisms provided by Title III or Title VI of PROMESA for other instrumentalities of the Commonwealth, including its municipalities.

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

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of their inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivables from these and other government related entities.  As of September 30, 2017, the Company had premiums and other receivables of $87.8 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $17.3 million, see note 3 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

On September 6, 2017 and September 20, 2017, respectively, Hurricanes Irma and Maria struck Puerto Rico.  The extent of the damages from such storms is still currently being evaluated.  However, reports indicate that the damages are severe and widespread and that there has been substantial damage to Puerto Rico’s power grid, infrastructure, buildings, residences and other structures.  The federal government has approved a major disaster declaration for Puerto Rico, and the Federal Emergency Management Agency (“FEMA”) announced that federal disaster assistance has been made available to the Government of Puerto Rico.  FEMA has awarded approximately $500 million in emergency relief assistance to individuals, public corporations and municipalities in the Commonwealth. These federal funds will be an important factor in the recovery of the Commonwealth. On October 31, 2017, due to the devastation caused by the passing of Hurricanes Irma and Maria over the Commonwealth, the Oversight Board requested the Commonwealth, PREPA and several other instrumentalities of the Commonwealth to submit revised fiscal plans to account for the new reality in the wake of the devastation and destruction caused by the hurricanes. The revised fiscal plans, which will need to take into account anticipated expenses and revenues, as well as the anticipated population loss due to the hurricanes, is expected to be certified by the Oversight Board by February 2, 2018.

Under the Managed Care segment, the Company also provides health coverage to certain employees of the Government of Puerto Rico and its instrumentalities, including PREPA, which together constitute one of our largest customers by number of insured lives.  The Government of Puerto Rico and PREPA have been particularly affected by the aftermath of Hurricanes Irma and Maria.  Prior to the storms, the Government and PREPA were facing serious fiscal and financial challenges and their inability to access the capital markets has placed serious constraints on their liquidity.  After the storms, the Government and PREPA have had to dedicate their remaining liquidity to disaster relief and recovery operations.  The Government and PREPA have each announced that they do not have sufficient financial resources to undertake all disaster relief and recovery operations without federal government financial assistance.  Moreover, as a result of the storms, the Government’s tax base has been adversely affected due to the massive and long-lasting power outages and water shortages.  As a result, at the request of the government of Puerto Rico, Congress approved a relief package that includes over $4.5 billion in loans to improve the Puerto Rico government’s liquidity position in the short-term.  Similarly, PREPA’s revenue base has been adversely affected to the extent that it depends on the amounts charged for consumption of electricity.  Although it is still too early to quantify the short or long-term impacts of these storms on Puerto Rico, we believe that the effects will be material and adverse to the financial position of the Government, PREPA and our other governmental customers, such as municipalities.  As a result, we may face additional credit losses from our receivables from the Government, PREPA, and other governmental entities, such as municipalities, as a result of the constraints on liquidity imposed by the response to the damages caused by the storms.

Legislation

On July 23, 2017, the Commonwealth enacted Act 47-2017 (“Act 47”), which, among other things, imposes restrictions on utilization review (“UR”) processes related to hospitalizations and the ability of  managed care organizations (“MCO”s), to conduct internal review processes at any level of appeal. Act 47 also creates a statutory cause of action against MCOs for intervening with the “diagnostic and medical treatment of a patient” making them joint and severally liable in those cases in which the patient suffers damages as a direct or indirect result of such intervention. Act 47 orders the Puerto Rico Patient's Advocate Office and the Puerto Rico Health Insurance Administration (“ASES”), to adopt the necessary regulations to ensure compliance with the provisions of Act 47 within 60 days of its enactment. Act 47 specifically orders ASES to regulate UR according to the United States’ national standards. We are closely monitoring how Act 47 and its regulations will impact the Company insofar as such regulations have not been adopted.

On August 30, 2017, the Oversight Board notified the Governor and the Legislative Assembly that the Compliance Certification issued by the Government regarding Act 47 failed to provide the required formal estimate of the law’s fiscal impact.  Moreover, the Oversight Board noted that its preliminary analysis leads it to conclude that Act 47 is significantly inconsistent with the Fiscal Plan for Puerto Rico.  As a result, the Oversight Board requested that the Government provide a formal estimate of public health care expenditure impacts from implementing the law.  Under PROMESA, the Oversight Board has the authority to prevent the effectiveness of a law that does not comply with the Fiscal Plan for Puerto Rico.  Once the Government provides the Oversight Board with the requested formal estimate, the Oversight Board would proceed to evaluate whether or not Act 47 is consistent with the Fiscal Plan for Puerto Rico.

On September 17, 2017, the Governor of Puerto Rico issued an executive order declaring a state of emergency for the Commonwealth due to the imminent impact of Hurricane Maria. On September 19, 2017, the United States Department of Health and Human Services also declared that the Commonwealth was undergoing a state of public health emergency, and authorized certain waivers and modifications for Medicare and Medicaid beneficiaries under the authority of the Social Security Act. In addition, the Office of the Commissioner of Insurance of Puerto Rico (“OCI”), the Puerto Rico Department of Health (“PRDH”), the Puerto Rico Health Insurance Administration (“PRHIA”), and the Centers for Medicare & Medicaid Services (“CMS”), all under the authority vested by state and federal laws, have since issued additional waivers and guidelines addressing preauthorization requirements, referrals, prescription drugs management, providers access, among others, during the extent of the state of emergency declaration. As of the date of this filing, we have implemented a series of initiatives to comply with the requirements of these regulators and to guarantee our insured population access to the health services they need. We will continue monitoring these regulatory requirements to assess the impact, if any, on our operations.

On September 29, 2017, CMS issued a memorandum addressing the Star Ratings for health plans that have been impacted by the recent natural disasters and have been designated as emergency or major disaster areas by FEMA. As a result of this order, CMS will allow health plans that believe that their operations and/or clinical care has had major issues which will impact the data used for Star Ratings measures to contact CMS to inform of such impacts. CMS will in turn evaluate each case and consider a variety of strategies to address these issues, which can include alternative sampling, modifying timeframes of measurements and reversions to last year’s score if the majority of enrollees are in disaster areas and alternative strategies are not feasible. We are closely monitoring any impacts that may affect our Star Rating measures for 2020 and will address with CMS any issues that we may identify.

On October 12, 2017, President Trump signed an executive order requiring the adoption of regulations changing certain requirements of the Affordable Care Act.  Specifically, the executive order would require the implementation of regulations that would exempt certain association plans from complying with Affordable Care Act requirements, easing restrictions on certain short-term health plans and health reimbursement arrangements and limiting hospital and insurance company consolidation while promoting competition and choice.  To the extent that certain provisions of the Affordable Care Act are not applicable in Puerto Rico and that regulations implementing these changes have yet to be adopted, it is unclear at this time how the executive order or any regulations required to be promulgated thereunder would affect the Puerto Rico market.

On November 3, 2017, the U.S. House of Representatives approved a bill that would reauthorize the Children’s Health Insurance Program (CHIP) for five years. Under this bill, the Commonwealth is assigned nearly $1,000 million in Medicaid funds. These funds are part of the federal funding that the Puerto Rico government uses to finance the Puerto Rico Government’s health insurance program. These funds will extend the funding of the Puerto Rico Government’s health insurance program until early 2019. This bill is now under the consideration of the U.S Senate.

Puerto Rico Government Health Reform Program

On June 30, 2017, TSS agreed to extend its contract with ASES for the provision of health services in the Metro North and West regions of the Puerto Rico Government’s health insurance program, which expired on June 30, 2017, for a three-month period beginning July 1, 2017 and ending September 30, 2017.  Due to the passing of Hurricane Maria through Puerto Rico, the parties have agreed to further extend the term of the contract for an additional period of two months expiring on November 30, 2017.This extension is intended to ensure the continuity of services while the parties conclude negotiations for the renewal of the contract through the remainder of the Puerto Rico Government’s 2017-2018 fiscal year, which ends June 30, 2018.    Under the contract extension, ASES will increase its payment to TSS from a rate of $165.93 to $183.38 per member per month (PMPM) for the Metro North region and from $138.37 to $148.99 PMPM for the West region.  The new rates reflect cost and utilization trends for the 2016-2017 fiscal year and are subject to CMS approval, which is expected to occur during the 90 day extension period.  ASES will continue to pay current PMPM rates until CMS approves new PMPM rates, at which time ASES will pay the cumulative difference between both rates.  Upon reaching an agreement on outstanding terms of the contract renewal, the new rates will also apply for the remainder of the 2017-2018 fiscal year. See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Hurricanes Irma and Maria

In early September 2017, Hurricane Irma, a category 5 Hurricane, passed north of Puerto Rico causing severe damage to the northern part of Island.  Two weeks later, on September 20, 2017, Hurricane Maria, a category 4 Hurricane, made landfall in Puerto Rico causing catastrophic damage, including Island wide electric power and water outages, as well as damage to Puerto Rico’s communications and transportation infrastructure.  The damage caused by Hurricane Maria interrupted the Company’s ability to operate for several days, after which we resumed operations with a reduced schedule and workforce. The Company’s facilities and infrastructure, however, only experienced minor damages.  By October 2, 2017, we had resumed our normal schedule of operations with most of our workforce present. As of the date of this filing, the Company’s operations have been fully restored, with the assistance of power from back-up generators, and we continue to provide services to our providers and members, except for certain satellite offices that continue to operate on a reduced schedule due to a lack of electrical power. While the extent of the damages suffered by our providers and customers is currently unknown and will not be known for some time, we continue to monitor our provider and customer base and are taking the necessary steps to counter any adverse effects the Company may experience.

Our Managed Care claim liabilities as of September 30, 2017 has been estimated taking into consideration the impact of these hurricanes in the utilization of services by using our previous experience with similar catastrophic events. Usually in events like these, the utilization of services decreases temporarily until our membership regains full access to providers. Also, these events may cause providers to take longer in submitting claims for services provided, adding additional complexity to the estimates of incurred claims. We seek to determine our claim liabilities, using actuarially sound assumptions, to account for possible anticipatable changes in utilization.  Nonetheless, actual experience may differ from our estimate.  Furthermore, unforeseen major public health issues following these catastrophic events, such as pandemics and epidemics, like mosquito-borne epidemics (Dengue, Zika, etc.), conditions for which vaccines may not exist, are not effective, or have not been widely administered, could have a material adverse effect on our business, financial condition, and results of operations.

Our Property and Casualty segment, using claims information received to date and post event catastrophe model estimations, anticipates that gross losses, before reinsurance, related to Hurricanes Irma and Maria will approximate $5.0 million and $613.0 million, respectively.  This also has the effect of increasing our reinsurance recoverable by approximately $604.0 million.  We expect to collect such balances from our reinsurers.  The segment’s reinsurance program includes excess of loss catastrophe coverage for losses and allocated loss expenses in excess of $10.0 million after application of facultative and primary reinsurance.  Hurricane Irma’s net retained losses are estimated in $3.5 million after application of facultative and proportional reinsurance.  Hurricane Maria’s net retained losses approximate $10.5 million, including unallocated loss expenses.  While the segment’s ultimate losses cannot be determined with certainty at this time, management believes the catastrophe coverage for losses and allocated loss expenses is sufficient to cover anticipated gross losses.  During the three months ended September 30, 2017, we have recorded net incurred claims related to these events of approximately $14.0 million.

In addition, during the three months ended September 30, 2017, the Property and Casualty segment’s net premium earned have been impacted by approximately $3.0 million related to reinsurance costs, including estimates for catastrophe reinsurance reinstatement costs for the rest of the year.

Accounts receivable as of September 30, 2017 have increased as compared to December 31, 2016.  This increase is attributed to the aforementioned reinsurance receivable and to the Island wide disruption of the power grid and transportation and communication infrastructure caused by Hurricane Maria.  Although we regularly monitor collections of past due balances, during this quarter we have strengthened our Managed Care allowance for doubtful receivables considering not only the aftermath of Hurricane Maria but the economic challenges faced by the Government of Puerto Rico.

The damage caused by Hurricanes Irma and Maria has also materially affected the economy of Puerto Rico and the businesses of many of our customers.  All businesses on the island have been affected by the lack of power and potable water, inconsistent access to telecommunications and logistical problems due to affected transportation infrastructure.  This, in turn, has adversely affected many businesses that we serve.  To the extent that these businesses are unable to recover their losses or are unable to return to normal operations in the near future, their ability to continue as viable businesses may be affected.  Further, the damages caused by the hurricanes are expected to accelerate out-migration from the island to the US mainland further increasing the population decline that the Commonwealth has been experiencing during the past years. In the short term out-migration is expected to accelerate, however, the magnitude will depend on the pace of the recovery and reconstruction efforts in the island. All these factors may affect the Puerto Rico economy and result in a reduction of our customer base and erode our revenue base.  We expect that Hurricane Maria’s aftermath will have a significant and long-lasting impact on the people and communities the Company serves.

See Item 1A.   Risk Factors—Risks Related to Our Business – “Our failure to accurately estimate incurred but not reported claims would affect our reported financial results”, “Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage”, and “If our reinsurers do not pay our claims or do not pay them in a timely manner, we may incur losses” included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included in our latest Annual Report on Form 10-K under “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Estimates”.

OptumInsight, Inc. Master Service Agreement

On August 29, 2017, TSS and OptumInsight, Inc. (“Optum”) entered into a Master Services Agreement (the “Agreement”). Pursuant to the terms of the Agreement, Optum will provide healthcare technology and operations services, including information technology, claims processing and application development, to TSS and its affiliates. The Agreement was effective August 31, 2017 (the “Effective Date”) and has an initial term of ten (10) years. TSS has the right to extend the term of the Agreement for two (2) additional one (1) year terms.

Under the terms of the Agreement, Optum will: (i) continue providing services already provided to TSS and its affiliates, (ii) provide new services requested by TSS and (iii) provide services in support of any third party administrator arrangements entered into by TSS or its affiliates, in accordance with the terms of separate statements of work to be entered into by the parties. Pursuant to the Agreement, Optum will provide TSS and its affiliates with certain claims intake, claims processing, claims adjustment and quality assurance services, as well as with a broad range of information technology services such as application development and maintenance, infrastructure management and support, and general service and operations management. Optum will assume responsibility for these operations after a transition period set forth in the Agreement. As part of the services to be provided under the Agreement, TSS expects that certain employees of its data processing services affiliate, Interactive Systems, Inc., will become employees of Optum and certain third-party services agreements entered into by TSS and its affiliates will be assigned to Optum. The Agreement is subject to the approval of the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym).

As compensation for the services provided under the Agreement, TSS expects to pay Optum approximately $260,000,000 during the initial ten (10) year term of the Agreement, based on TSS’ current business levels. This amount may not necessarily be evenly distributed throughout the years of the contract term and may fluctuate as a result of changes in TSS’ business levels. The compensation‘s structure under the Agreement includes a combination of fixed and variable fees which may increase or decrease, as set forth in the Agreement, based on the number of members enrolled under a health care plan offered or administered by TSS. TSS may also pay additional fees to Optum for the development and implementation of additional infrastructure projects. With this Agreement, TSS expects to strengthen its core processes and technological capabilities, while also reducing costs.

The Agreement contains representations and warranties and indemnity, termination and default provisions customary for these types of transactions. The Agreement contains a general liability cap which limits each party’s liability under the Agreement to an amount equal to the greater of (i) $20,000,000 or (ii) the total amount of fees paid by TSS to Optum for the performance of services under the Agreement during the twelve (12) month period prior to the most recent event giving rise to liability. TSS may terminate the Agreement for cause, as such term is defined in the Agreement. TSS may also terminate the Agreement for any reason by providing one hundred eighty (180) days’ prior written notice and paying a negotiated termination fee if the effective date of such termination is at least three (3) years after the Effective Date. In the event that TSS terminates the Agreement for convenience, due to a change in laws, or relating to regulatory approval, TSS shall pay Optum a termination fee that fluctuates between $250,000 and $11,250,000, depending on the circumstances, and pro-rated based on the number of months remaining in the contract year. Optum may terminate the Agreement only if TSS (i) fails to pay Optum any material amounts due under the Agreement or (ii) materially breaches certain sections of the Agreement without curing said breach within the period described in the Agreement.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of September 30,
	2017	2016
Managed care enrollment:
Commercial [1]	492,498	521,994
Medicare	123,194	113,950
Medicaid	379,199	402,358
Total	994,891	1,038,302
Managed care enrollment by funding arrangement:
Fully-insured	831,170	860,619
Self-insured	163,721	177,683
Total	994,891	1,038,302

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2017	2016	2017	2016
Revenues:
Premiums earned, net	$714.3	$721.2	$2,139.5	$2,188.8
Administrative service fees	3.4	4.2	12.3	13.7
Net investment income	12.4	12.3	37.1	36.6
Other operating revenues	1.0	0.9	3.0	2.6
Total operating revenues	731.1	738.6	2,191.9	2,241.7
Net realized investment gains	3.7	5.4	8.1	7.0
Other income, net	3.4	0.7	6.6	5.4
Total revenues	738.2	744.7	2,206.6	2,254.1
Benefits and expenses:
Claims incurred	583.6	629.2	1,815.8	1,878.0
Operating expenses	119.2	123.4	348.8	367.5
Total operating expenses	702.8	752.6	2,164.6	2,245.5
Interest expense	1.7	1.9	5.1	5.7
Total benefits and expenses	704.5	754.5	2,169.7	2,251.2
Income before taxes	33.7	(9.8)	36.9	2.9
Income tax expense (benefit)	11.8	(7.9)	6.6	(2.5)
Net income (loss) attributable to TSM	$21.9	$(1.9)	$30.3	$5.4

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Operating Revenues

Consolidated premiums earned, net for the three months ended September 30, 2017 decreased by $6.9 million, or 1.0%, to $714.3 million when compared to the three months ended September 30, 2016.  This decrease primarily reflects lower premiums in the Managed Care segment by $6.9 million mainly due to the Medicaid profit sharing accrual recorded during the three months ended September 30, 2016, the impact of the suspension of the HIP fee pass through and lower Medicare additional risk score revenue.  These decreases were partially offset by higher average premium rates in the Commercial and Medicaid businesses.  With the Medicaid contract extension that was effective July 1, 2017 the average premium rates of this business increased by approximately 9%.

Other Income, Net

Consolidated other income increased by $2.7 million during the three months ended September 30, 2017 compared with the three months ended September 30, 2016, mostly due to a special distribution received from the Puerto Rico Joint Underwriting Association (JUA) in the Property and Casualty segment of $2.4 million, net of special tax.

Claims Incurred

Consolidated claims incurred decreased by $45.5 million, or 7.2%, to $583.6 million during the three months ended September 30, 2017, mostly due to lower claims in the Managed Care segment offset by an increase in claims in the Property and Casualty segment. The decrease in Managed Care claims primarily reflects lower claims incurred across all businesses in the segment driven by the estimated decrease in utilization as a consequence of Hurricanes Irma and Maria as well as favorable fluctuations in the prior period reserve developments in the Commercial and Medicare businesses. The Property and Casualty segment’s estimated net retained losses related to Hurricanes Irma and Maria were approximately $3.5 million and $10.5 million, respectively after the application of reinsurance. The consolidated loss ratio decreased by 550 basis points to 81.7%.

Operating Expenses

Consolidated operating expenses during the three months ended September 30, 2017 decreased by $4.2 million, or 3.4%, to $119.2 million. The lower operating expenses are mostly the result of the decrease in the Health Insurance Providers Fee (HIP fee) of $11.6 million due to the 2017 tax holiday, offset by increase in personnel costs, provision for doubtful receivables and other general operating expenses totaling approximately $7.3 million.  For the three months ended September 30, 2017, the consolidated operating expense ratio decreased 40 basis points to 16.6%.

Income Taxes

Consolidated income tax expense increased by $19.7 million, to an expense of $11.8 million for the three months ended September 30, 2017.  The year over year change in income taxes primarily results from an increase in the taxable income from the Managed Care segment, which has a higher effective tax rate than other segments.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating Revenues

Consolidated premiums earned, net for the nine months ended September 30, 2017 decreased by $49.3 million, or 2.3%, to $2,139.5 million when compared to the nine months ended September 30, 2016.  This decrease primarily reflects lower premiums in the Managed Care segment by $52.8 million mainly due to lower membership in the segment’s Medicaid and Commercial businesses, the impact of the suspension of the HIP fee pass through and lower Medicare additional risk score revenue.  These decreases were partially offset by higher average premium rates in the Commercial business and Medicaid premium collections related to the Managed Care segment’s compliance with the contracts quality incentive metrics.

Other Income, Net

Consolidated other income increased by $1.2 million during the period ended September 30, 2017 compared with the period ended September 30, 2016, mostly due to the $2.4 million JUA special distribution received by the Property and Casualty segment, net of special tax, offset in part by a decrease of $1.1 million reflecting the collection of interest charged for late payment related to the prior Medicaid contract during the nine months ended September 30, 2016.

Claims Incurred

Consolidated claims incurred decreased by $62.2 million, or 3.3%, to $1,815.8 million during the nine months ended September 30, 2017, mostly due to lower claims in the Managed Care segment offset by an increase in claims in the Property and Casualty segment. The decrease in Managed Care claims primarily reflects lower claims incurred in all of the segment’s businesses driven by lower enrollment in the segment’s Commercial and Medicaid businesses, the estimated decrease in utilization caused by the aforementioned Hurricanes as well as favorable fluctuations in the prior period reserve developments in the Commercial and Medicare businesses.  The Property and Casualty segment’s estimated net retained losses related to Hurricanes Irma and Maria were approximately $3.5 million and $10.5 million, respectively after the application of reinsurance.  The consolidated loss ratio decreased by 90 basis points to 84.9%.

Operating Expenses

Consolidated operating expenses during the nine months ended September 30, 2017 decreased by $18.7 million, or 5.1%, to $348.8 million as compared to the operating expenses during the nine months ended September 30, 2016.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $33.1 million due to the 2017 moratorium offset by increase in personnel costs and other general operating expenses totaling approximately $14.4 million.  For the nine months ended September 30, 2017, the consolidated operating expense ratio decreased 50 basis points to 16.2%.

Income Taxes

Consolidated income taxes increased by $9.1 million, to a net expense of $6.6 million for the nine months ended September 30, 2017.  The year over year change in income taxes primarily results from an increase in the taxable income from the Managed Care segment, which has a higher effective tax rate than our other segments.

Managed Care Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2017	2016	2017	2016
Operating revenues:
Medical premiums earned, net:
Commercial	$198.9	$206.3	$607.4	$636.8
Medicare	264.3	255.3	788.5	789.4
Medicaid	190.9	199.4	560.3	582.8
Medical premiums earned, net	654.1	661.0	1,956.2	2,009.0
Administrative service fees	4.8	5.2	16.3	17.3
Net investment income	4.1	3.6	12.1	11.2
Total operating revenues	663.0	669.8	1,984.6	2,037.5
Medical operating costs:
Medical claims incurred	539.2	598.0	1,705.7	1,784.5
Medical operating expenses	89.0	93.8	259.7	279.4
Total medical operating costs	628.2	691.8	1,965.4	2,063.9
Medical operating income (loss)	$34.8	$(22.0)	$19.2	$(26.4)
Additional data:
Member months enrollment:
Commercial:
Fully-insured	994,409	1,039,842	3,009,252	3,199,546
Self-funded	495,616	534,653	1,504,283	1,617,900
Total Commercial member months	1,490,025	1,574,495	4,513,535	4,817,446

Medicare member months	368,102	344,167	1,095,086	1,059,702

Medicaid member months	1,138,162	1,205,792	3,480,525	3,634,029
Total member months	2,996,289	3,124,454	9,089,146	9,511,177
Medical loss ratio	82.4%	90.5%	87.2%	88.8%
Operating expense ratio	13.5%	14.1%	13.2%	13.8%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Medical Operating Revenues

Medical premiums earned for the three months ended September 30, 2017 decreased by $6.9 million, or 1.0%, to $654.1 million when compared to the medical premiums earned during the three months ended September 30, 2016.  This decrease is principally the result of the following:

•
Premiums earned by the Commercial business decreased by $7.4 million, or 3.6%, to $198.9 million.  This fluctuation primarily reflects lower fully-insured member enrollment during the quarter of approximately 45,400 member months and $3.6 million related to the suspension of the HIP fee pass-through; partially offset by an increase in average premium rates of approximately 4%.

•
Premiums earned by the Medicare business increased by $9.0 million, or 3.5%, to $264.3 million, primarily reflecting an increase in member month enrollment of approximately 24,000 lives; offset in part by lower additional risk score revenue adjustments in 2017 by $6.1 million, and lower average premium rates reflecting a reduction in the 2017 Medicare reimbursement rates.

•
Premiums earned by the Medicaid business amounted to $190.9 million, $8.5 million, or 4.3% lower than the same period last year.  Decrease primarily reflects the 2.5% excess profit accrual that increased 2016 premiums by $15.6 million, lower member months enrollment by approximately 67,600 lives, and $2.8 million related to the suspension of the HIP fee pass-through as a result of the 2017 moratorium; partially offset by the impact of the new premium rates that were effective July 1st 2017, which increased average premium rates by approximately 9%.

Medical Claims Incurred

Medical claims incurred during the three months ended September 30, 2017 decreased by $58.8 million, or 9.8%, to $539.2 million when compared to the three months ended September 30, 2016.  The medical loss ratio (MLR) of the segment decreased 810 basis points during the 2017 period, to 82.4%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $34.7 million, or 19.3%, during the 2017 period and its MLR, at 73.1%, was 1,430 basis points lower than the same quarter last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 75.7%, 550 basis points lower than the adjusted MLR for last year.  The estimated decrease in utilization related to Hurricanes Irma and Maria accounts for approximately 570 of the 550-basis-points decrease in the adjusted MLR.

•
The medical claims incurred of the Medicare business decreased by $18.9 million, or 7.9%, during the 2017 period and its MLR decreased by 1,030 basis points, to 83.3%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016 and moving the additional risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 85% this quarter, about 250 basis points lower than last year, primarily reflecting the estimated decrease in utilization caused by Hurricanes Irma and Maria in September 2017; which lowered the adjusted MLR by 580 basis points.  The reduction in the adjusted MLR was offset in part by higher trends in Part B drugs, pharmacy benefits and the improvement in benefits in 2017 products taking advantage of the HIP fee moratorium.

•
The medical claims incurred in the Medicaid business decreased by $5.2 million, or 2.9%, during the 2017 period primarily reflecting lower member months enrollment. The MLR increased by 130 basis points, to 91.0% when compared to the same quarter last year.  Adjusting for the effect of prior period reserve developments in 2017 and 2016, as well as for the impact of the 2.5% excess profit accrual and this year’s quality incentive premiums, the Medicaid MLR would have been approximately 90.6% this quarter, about 50 basis points higher than last year.  The higher MLR primarily reflects increased pharmacy and outpatient claim trends; offset partially by the estimated decrease in utilization caused by the hurricanes, which lowered the adjusted MLR by 50 points, and the impact of the higher premium rates that were effective July 1st 2017.

Medical Operating Expenses

Medical operating expenses for the three months ended September 30, 2017 decreased by $4.8 million, or 5.1%, to $89.0 million when compared to the three months ended September 30, 2016.  The operating expense ratio decreased by 60 basis points to 13.5% in 2017.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $11.6 million due to the 2017 moratorium offset by increase in personnel costs, provision for doubtful receivables and other general operating expenses totaling approximately $6.8 million.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Medical Operating Revenues

Medical premiums earned for the nine months ended September 30, 2017 decreased by $52.8 million, or 2.6%, to $1,956.2 million when compared to the medical premiums earned during the nine months ended September 30, 2016.  This decrease is principally the result of the following:

•
Premiums earned by the Commercial business decreased by $29.4 million, or 4.8%, to $607.4 million.  This fluctuation primarily reflects lower fully-insured enrollment during the year of approximately 190,300 member months and $10.9 million related to the suspension of the HIP fee pass-through; offset by an increase in average premium rates of approximately 5%.

•
Premiums earned by the Medicare business decreased by $0.9 million, or 0.1%, to $788.5 million, primarily reflecting lower additional risk score revenue by $27.1 million as well as lower average premium rates due to a reduction in the 2017 Medicare reimbursement rates.  These decreases were partially offset by an increase in member months enrollment of approximately 35,400 lives.

•
Premiums earned by the Medicaid business decreased by $22.5 million, or 3.9% to $560.3 million.  This decrease primarily reflects lower fully-insured member months enrollment by approximately 153,500 lives, $8.1 million related to the suspension of the HIP fee pass-through as a result of the 2017 moratorium and, the impact of the profit sharing accrual in the 2016 period that increased premiums by $4.6 million.  Decreases are partially offset by a $10.1 increase in million premium collections related to our compliance with the contract’s quality incentive metrics and the impact of the new premium rates that were effective July 1st 2017, which increased average premium rates by approximately 9%.

Medical Claims Incurred

Medical claims incurred during the nine months ended September 30, 2017 decreased by $78.8 million, or 4.4%, to $1,705.7 million when compared to the nine months ended September 30, 2016.  The MLR of the segment decreased 160 basis points during the 2017 period, to 87.2%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $70.5 million, or 12.8%, during the 2017 period and its MLR, at 79.1%, was 730 basis points lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 80.0%, 490 basis points lower than the adjusted MLR for last year primarily reflecting the estimated decrease in utilization caused by Hurricanes Irma and Maria in September 2017 as well as the ongoing claim trends that are lower than our premium trends following the continuity of our underwriting discipline.  The estimated decrease in utilization related to the aforementioned hurricanes account for approximately 190 of the 490-basis-points decrease in the adjusted MLR.

•
The medical claims incurred of the Medicare business decreased by $6.1 million, or 0.9%, during the 2017 period and its MLR decreased by 70 basis points, to 89.3%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016 and moving the additional risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 90.4% for the period ended September 30, 2017, which remains consistent to prior years adjusted MLR. The estimated decrease in utilization caused by Hurricanes Irma and Maria mitigated the impact of the higher trends in Part B drugs and pharmacy benefits experienced by this business as well as the improvement of benefits in 2017 products taking advantage of the HIP fee moratorium.  The estimated decrease in utilization related to the aforementioned hurricanes lowered by approximately 200 basis points the quarter’s adjusted MLR.

•
The medical claims incurred in the Medicaid business decreased by $2.2 million, or 0.4%, during the 2017 period and its MLR increased by 320 basis points, to 92.9%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016, as well as for the impact of the 2.5% excess profit accrual and this year’s quality incentive premiums, the Medicaid MLR would have been approximately 93.3%, about 320 basis points higher than last year.  The higher MLR primarily reflects increased pharmacy and outpatient claim trends, partially offset by the estimated decrease in utilization caused by Hurricanes Irma and Maria, which lowered the adjusted MLR by 20 basis points, and the impact of the higher premium rates that were effective July 1st 2017.

Medical Operating Expenses

Medical operating expenses for the nine months ended September 30, 2017 decreased by $19.7 million, or 7.1%, to $259.7 million when compared to the nine months ended September 30, 2016.  The operating expense ratio decreased by 60 basis points to 13.2% in 2017.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $33.1 million due to the 2017 moratorium offset by increase in personnel costs and other general operating expenses totaling approximately $13.4 million.

Life Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2017	2016	2017	2016
Operating revenues:
Premiums earned, net:
Premiums earned	$41.0	$40.8	$124.6	$120.3
Assumed earned premiums	2.0	0.4	3.4	3.1
Ceded premiums earned	(2.1)	(2.3)	(6.6)	(6.6)
Premiums earned, net	40.9	38.9	121.4	116.8
Net investment income	6.1	6.4	18.5	18.7
Total operating revenues	47.0	45.3	139.9	135.5
Operating costs:
Policy benefits and claims incurred	23.1	22.5	68.7	65.8
Underwriting and other expenses	19.4	18.6	57.8	54.8
Total operating costs	42.5	41.1	126.5	120.6
Operating income	$4.5	$4.2	$13.4	$14.9
Additional data:
Loss ratio	56.5%	57.8%	56.6%	56.3%
Operating expense ratio	47.4%	47.8%	47.6%	46.9%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Operating Revenues

Premiums earned, net increased by $2.0 million, or 5.1% to $40.9 million driven by a $1.6M increase in assumed reinsurance premiums and premium’s growth in the segment’s Individual Life and Cancer lines of business, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $0.6 million, or 2.7% to $23.1 million, mainly driven by an increase in assumed claims brought by higher volume of assumed reinsurance premiums during this period.  The loss ratio for the period decreased to 56.5% in 2017, or 130 basis points.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $0.8 million, or 4.3%, to $19.4 million mostly reflects higher commissions following the segment’s premium growth.  In addition, the segment has incurred in higher development and marketing expenses related to the expansion of the Costa Rica operations.  The segment’s operating expense ratio decreased to 47.4%, or 40 basis points following the higher volume of business during this quarter.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating Revenues

Premiums earned, net increased by $4.6 million, or 3.9% to $121.4 million as the result of premium growth in the segment’s Individual Life and Cancer lines of business, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.9 million, or 4.4% to $68.7 million, mostly as the result of the higher volume of business during the year, particularly in the Cancer and Individual Life lines of business.  The loss ratio for the period increased to 56.6% in 2017, or 30 basis points, reflecting the higher volume in the Cancer line of business, which has a higher loss ratio, as well as to a higher claims experience in this particular line of business.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $3.0 million, or 5.5%, to $57.8 million mostly reflects higher commissions following the segment’s premium growth mentioned above.  In addition, the segment has incurred in higher development and marketing expenses related to the expansion of the Costa Rica operations.  As a result, the segment’s operating expense ratio increased to 47.6%, or 70 basis points.

Property and Casualty Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2017	2016	2017	2016
Operating revenues:
Premiums earned, net:
Premiums written	$31.0	$32.4	$104.8	$100.9
Premiums ceded	(13.4)	(11.8)	(40.1)	(35.3)
Change in unearned premiums	2.3	1.4	(1.3)	(0.6)
Premiums earned, net	19.9	22.0	63.4	65.0
Net investment income	2.1	2.3	6.2	6.6
Total operating revenues	22.0	24.3	69.6	71.6
Operating costs:
Claims incurred	22.0	9.4	43.5	30.0
Underwriting and other expenses	11.1	10.9	31.3	32.1
Total operating costs	33.1	20.3	74.8	62.1
Operating (loss) income	$(11.1)	$4.0	$(5.2)	$9.5
Additional data:
Loss ratio	110.6%	42.7%	68.6%	46.2%
Operating expense ratio	55.8%	49.5%	49.4%	49.4%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Operating Revenues

Total premiums written decreased by $1.4 million, or 4.3%, to $31.0 million driven by lower sales of Commercial and Medical Malpractice products, mainly as a result of steep competition and current market conditions.

The premiums ceded to reinsurers increased by $1.6 million, or 13.6%, mostly reflecting adjustments related to the catastrophe reinsurance, including estimates for catastrophe reinsurance reinstatement costs for the rest of the year.

The change in unearned premiums mostly reflects the segments lower premiums written in 2017.

Claims Incurred

Claims incurred increased by $12.6 million, or 134.0%, to $22.0 million during the three months ended September 30, 2017 driven by net losses related to Hurricanes Irma and Maria, as a result, the segment’s loss ratio increased by 6,790 basis points, to 110.6% during this period.

On September 6, 2017, Hurricane Irma passed north of Puerto Rico causing losses to properties and businesses.  Two weeks later, on September 20, 2017 Hurricane Maria made landfall and caused extensive damages in Puerto Rico.  Estimated net retained losses related to Hurricanes Irma and Maria were approximately $3.5 million and $10.5 million, respectively after the application of reinsurance.  Estimated gross losses related to Hurricanes Irma and Maria were $5.0 million and $613.0 million, respectively.  While the segment’s ultimate losses cannot be determined with certainty at this time, management believes the catastrophe coverage for losses and allocated loss expenses is sufficient to cover anticipated gross losses.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $0.2 million, or 1.8%, to $11.1 million mostly due to lower profit commissions accruals following the losses caused by Hurricanes Irma and Maria during the three months ended September 30, 2017.  The operating expense ratio was 55.8%, 630 basis points higher than last year mostly driven by the decrease in net premiums earned.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating Revenues

Total premiums written increased by $3.9 million, or 3.9%, to $104.8 million, driven by higher sales of Commercial property and Commercial liability products, mainly as a result of the acquisition of a large account, as well as to higher sales of Personal package products.

The premiums ceded to reinsurers increased by $4.8 million, or 13.6%, mostly reflecting higher premiums written in Commercial insurance products during the nine months ended September 30, 2017 as well as adjustments related to the catastrophe reinsurance, including estimates for catastrophe reinsurance reinstatement costs for the rest of the year.

The change in unearned premiums mostly reflects the segments higher premiums written in 2017.

Claims Incurred

Claims incurred increased by $13.5 million, or 45.0%, to $43.5 million during the nine months ended September 30, 2017 driven by net losses related to Hurricanes Irma and Maria, as a result the segment’s loss ratio increased by 2,240 basis points, to 68.6% during this period. Estimated gross losses related to Hurricanes Irma and Maria were $5.0 million and $613.0 million, respectively.  While the segment’s ultimate losses cannot be determined with certainty at this time, management believes the catastrophe coverage for losses and allocated loss expenses is sufficient to cover anticipated gross losses.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $0.8 million, or 2.5%, to $31.3 million mostly due to lower personnel costs and commissions.  The operating expense ratio was 49.4% in both periods.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended September 30,
(dollar amounts in millions)	2017	2016
Sources (uses) of cash:
Cash provided by operating activities	$191.8	$83.0
Net sales (purchases) of investment securities	2.8	(86.6)
Net capital expenditures	(15.9)	(3.5)
Proceeds from long-term borrowings	24.3	-
Payments of long-term borrowings	(26.3)	(1.2)
Proceeds from policyholder deposits	12.1	12.5
Surrender of policyholder deposits	(17.4)	(13.5)
Repurchase and retirement of common stock	(12.6)	(21.4)
Other	7.7	(1.6)
Net increase (decrease) in cash and cash equivalents	$166.5	$(32.3)

Cash flow from operating activities increased by $108.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, principally due to, lower claims paid by $64.0 million, a decrease in cash paid to suppliers and employees of $73.0 million, and lower incomes tax paid by $5.6 million; offset by a decrease in premium collections of $38.8 million.

Net capital expenditures increased by $12.4 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, principally due to initiatives related to information technology in the Managed Care segment.

During the nine months ended September 30, 2017, we received the remaining $24.3 million from a loan with a commercial bank related with a credit agreement entered into in December 2016.  These proceeds were used to prepay the outstanding principal amount of $24.0 million of the 6.6% senior unsecured notes.  See note 7 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

In August 2017 the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2017, the Company repurchased and retired 539,034 shares of our Class B Common Stock shares at an average per share price of $23.51, for an aggregate cost of $12.6 million.

The fluctuation in the Other uses/sources of cash is attributed to changes in the amount of outstanding checks over bank balances.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of September 30, 2017, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of September 30, 2017.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes originally due December 2020 (the 6.6% notes).  These unsecured notes were paid in full on January 11, 2017.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance the previous $41.0 million secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% senior unsecured notes due December 2020 ($24.0 million).  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of September 30, 2017 we are in compliance with these covenants.

On March 11, 2016 TSS entered into a $30.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and includes certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017, and was not renewed.

On April 18, 2017, TSA entered into a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points, and contains certain financial and non-financial covenants that are customary for this type of facility.  As of September 30, 2017, there is no outstanding balance in this line of credit.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the “disclosure controls and procedures” as of the end of this period (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistakes. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of September 30, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to a reasonable level of assurance.

Remediation of Material Weakness

Management first reported on Form 10-Q for the quarterly period ended June 30, 2017 a material weakness in the Company’s internal control over financial reporting, related to the review process of the Managed Care claims paid data input in our incurred but not reported (“IBNR”) actuarial model.  As the result of an inspection from the Public Company Accounting Oversight Board, our independent registered public accounting firm requested that we re-evaluate certain internal controls related to the review process of the Managed Care claims paid data input in the IBNR actuarial model. As the result of this re-evaluation, management agreed that controls were not appropriately designed to validate that the claims paid information in the lag triangles used in the IBNR actuarial models is reviewed with enough precision to ascertain data is accurately presented by incurred date.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of 2017, management designed, documented and implemented additional control procedures and enhanced existing control procedures related to the preventive controls over the accuracy of the incurred date component of the Managed Care claims paid data within the claim lags.  These procedures include: (a) full incorporation into the process of additional personnel hired in January 2017, (b) strengthening the review process over the accuracy of the claims paid data within the IBNR model, and (c) strengthening the claims paid reconciliation process to include the incurred date component within the IBNR model on a monthly and historical basis.

The Company completed the documentation and testing of the design and operating effectiveness of the controls described above and, as of September 30, 2017, has concluded that the steps taken have remediated the material weakness related to the review of the incurred date component of the Managed Care claims paid data within the IBNR model.

Changes in Internal Controls Over Financial Reporting

Other than the control procedures as described above, which were implemented to remediate the material weakness, no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2017, President Trump signed an executive order requiring the implementation of regulations that would exempt certain association plans from complying with Affordable Care Act requirements, easing restrictions on certain short-term health plans and health reimbursement arrangements and limiting hospital and insurance company consolidation while promoting competition and choice.  To the extent that certain provisions of the Affordable Care Act are not applicable in Puerto Rico and that regulations implementing these changes have yet to be adopted, it is unclear at this time how the executive order or any regulations required to be promulgated thereunder would affect the Puerto Rico market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1, 2017 to July 31, 2017	-	$-	-	$30.0
August 1, 2017 to August 31, 2017	199,034	23.59	199,034	25.3
September 1, 2017 to September 30, 2017	340,000	23.47	340,000	17.4

¹  In August 2017 the Company's Board of Directors authorized a $30.0 million Share Repurchase Program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

10.1*
Amendment to Extend Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as of September 28, 2017, by and between the Administracion de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc.

10.2*+	Master Services Agreement, dated as of August 29, 2017, by and between Triple-S Salud, Inc. and OptumInsight, Inc.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Executive Vice President and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.

All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

*	Filed herein.

+	Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation

Registrant

Date:	November 9, 2017	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	November 9, 2017	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer