Form 10-K
period 2017-12-31
TRIPLE-S MANAGEMENT CORP
filed 2018-03-07
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
  ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $397,286,415 for the Class B common stock (the only stock of the registrant that trades in a public market) and $950,968 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

As of February 26, 2018, the registrant had 950,968 of its Class A common stock outstanding and 22,358,325 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 27, 2018 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2017

Part I

Item 1.	Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 978,000 members, with a 27% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2017.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla and over 55 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare markets. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force. We provided administration services only or self-insured (“ASO”) managed care services to the Plan de Salud del Gobierno (similar to Medicaid) (“PSG” or “Medicaid”) island-wide until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from an ASO to a risk-based model and we elected to participate in this sector as a fully-insured provider in only two of the eight regions of Puerto Rico.  PSG is funded by the Government of Puerto Rico and the U.S. Government.

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

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 26 of the audited consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

On October 2017, the Centers for Medicare & Medicaid Services (“CMS”) published the STAR Ratings for payment year 2018.  Our Health Maintenance Organization (“HMO”) contract, scored 4.0 overall on a 5.0 STAR rating system, and achieved 4.5 STARS in Part D. Our Preferred Provider Organization (“PPO”) contract, scored 3.5 overall, and achieved 5.0 STARS in Part D.  STAR ratings are calculated annually and are subject to change each year.

Our subsidiary Triple-S Salud, Inc. (“TSS”) was granted Utilization Review Accreditation Commission (“URAC”) effective March 1, 2017.  Reaccreditation is scheduled for 2020.  This is a requirement for the Federal Employees Program representing over $175 million in premiums. The accreditation is extensive to the whole Commercial and Medicaid lines of business since they are managed in the same operational platforms as the Federal Employees Program.  These achievements evidence the corporate commitment to quality in health services for our members and affiliates.

In August 2017, we announced the immediate commencement of a Class B $30.0 million share repurchase program, as authorized by our Board of Directors. In February 2018 the Board of Directors authorized a $25.0 million expansion to the existing $30.0 million Class B repurchase program. This program is conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

On August 29, 2017, TSS and OptumInsight, Inc. (“Optum”) entered into a Master Services Agreement (the “Agreement”). Pursuant to the terms of the Agreement, Optum will provide healthcare technology and operations services, including information technology, claims processing and application development, to TSS and its affiliates.  The Agreement was effective August 31, 2017 (the “Effective Date”) and is expected to create further operating efficiencies, mostly in the Managed Care operations. The agreement has an initial term of ten (10) years but TSS has the right to extend the term of the Agreement for two (2) additional one (1) year terms.  Under the terms of the Agreement, Optum will: (i) continue providing services already provided to TSS and its affiliates, (ii) provide new services requested by TSS and (iii) provide services in support of any third party administrator arrangements entered into by TSS or its affiliates, in accordance with the terms of separate statements of work to be entered into by the parties. The different services being offered by Optum will be implemented in phases beginning in 2018. The Agreement is subject to the approval of the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym).

In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise.

Industry Overview

Managed Care

In response to an increasing focus on health care costs by employers, the government and consumers, there has been an increase in alternatives to traditional indemnity health insurance, such as HMOs and PPOs.  Through the introduction of these alternatives the managed care industry has attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates.  These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system.  In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk.  Members generally pay co-payments, coinsurance and deductibles when they receive services.  While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization.  An HMO plan may also require members to select one of the network primary care physicians (“PCPs”) to coordinate their care and approve any specialist or other services.

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

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2016 for the life insurance market approximated $1.5 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents.  Banks have established general agencies to cross sell life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written for the nine months ended September 30, 2017 was approximately $1.3 billion.  Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 67% of the market is written by the top six insurance groups or companies in terms of market share, and approximately 87% of the market is written by companies incorporated under the laws of and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.  In September 2017 Puerto Rico was hit by two hurricanes causing severe damages and losses to the insurance market. Moreover, the reinsurance market was impacted even more by other natural catastrophes in the second semester of 2017.  As a result, reinsurance costs are expected to increase significantly in 2018 and subsequent periods; which will also have an effect in the insurance market in Puerto Rico.

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

The economy of Puerto Rico is affected by external factors determined by the U.S. economy and the policies and results of the U.S. Government.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and revenues derived from tourism coming from the U.S.  Generally, the economy of Puerto Rico has followed the economic trends of the U.S. economy.  However, recently the economic growth in Puerto Rico has not been consistent with the performance of the U.S. economy.  The Government of Puerto Rico has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  Recurrent budget deficits have substantially increased the amount of public sector debt.  The total outstanding public sector debt amounted to $68.7 billion as of July 31, 2016, the latest published information by the government.  In 2016, Puerto Rico defaulted on various types of debt, which included General Obligation bonds, after a local debt moratorium provision was evoked.

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

See “Item 1A.   Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us, particularly following Hurricanes Irma and Maria.’’

Products and Services

Managed Care

Through our subsidiaries TSS and Triple-S Advantage, Inc. (“TSA”), we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, and Medicaid plans.  Managed care products represented approximately 92% of our consolidated premiums earned before elimination, net for each of the years ended December 31, 2017, 2016 and 2015.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

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

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary Triple-S Vida, Inc. (“TSV”).  Life insurance premiums represented approximately 6% of our consolidated premiums earned, before elimination, for each of the years ended December 31, 2017, 2016 and 2015.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Property and casualty insurance net premiums earned represented approximately 3% of our consolidated premiums earned, net before elimination for each of the years ended December 31, 2017, 2016 and 2015.  Our predominant insurance products are commercial multi-peril package, personal package, commercial auto, hospital malpractice, commercial liability, and commercial property.  This segment’s commercial products target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2017, 43.3% of the premiums written in the property and casualty insurance segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

Marketing and Distribution

Our marketing activities are focused on promoting our strong brands, quality care, customer service efforts, size and quality of provider networks, flexibility of plan designs, financial strength and breadth of product offerings.  We distribute and market our products through several channels, including our salaried and commission-based internal sales force, direct mail, independent brokers and agents, telemarketing staff, traditional media (TV, Press, Billboards, Radio and Cinema) and Digital Media.  We recently added e-commerce as part of our distribution channels.

Branding and Marketing

Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the BCBS brand for our managed care products and services, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising” which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the Triple-S name.  We seek to leverage what we believe to be the strong name recognition and comfort level that many existing and potential customers associate with this brand.  Acquisition marketing consists of business-to-business marketing efforts to generate leads for brokers and our sales force as well as direct-to-consumer marketing efforts which are used to add new customers to our direct pay businesses.  Institutional advertising is used to promote key corporate interests and overall company image as well as communicating our company purpose.  We believe these efforts support and further our competitive brand advantage.  We will continue to utilize the Triple-S name and the BCBS brand for all managed care products and services in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by CMS and the Office of Personnel Management (“OPM”), the U.S. Department of Health and Human Services (“HHS”), Puerto Rico Office of the Insurance Commissioner (“Commissioner of Insurance”), Superintendencia General de Seguros de Costa Rica (“ Costa Rica Insurance Superintendence”) and other government of Puerto Rico agencies.  For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 370 person internal sales force (promotors and sales representatives) as well through over 200 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

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

Life Insurance Segment    In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (61.5% in 2017 and 64.0% in 2016) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 630 full-time active agents and managers and utilizes approximately 400 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Insurance Segment.   In our property and casualty insurance segment, business is primarily subscribed through approximately 15 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2017, 2016 and 2015 TSIA placed approximately 69%, 73% and 73% of TSP’s total premium volume, respectively.  General agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector:

Market Sector	Enrollment at December 31, 2017	Percentage of Total Enrollment
Commercial	475,026	48.6%
Medicare	118,451	12.1%
Medicaid	384,462	39.3%
Total	977,939	100.0%

Commercial Sector

The commercial accounts sector includes corporate accounts, federal government employees, individual accounts, local government employees, and Medicare Supplement.

Corporate Accounts.    Corporate accounts consist of small (2 to 50 employees) and large employers (over 50 employees).  Employer groups may choose various funding options ranging from fully-insured to self-funded financial arrangements or a combination of both.  While self-funded clients participate in our managed care networks, the clients bear the insurance risk, except to the extent they maintain stop loss coverage.  This sector also includes professional and trade associations.

Federal Government Employees.    For over 40 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico.  We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with OPM and through the Federal Employee Program of the BCBSA.  We are one of two companies in Puerto Rico that has such a contract with OPM.  Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers.  This contract is subject to termination in the event of a non-compliance that is not corrected to the satisfaction of OPM.

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

Medicaid

The government of Puerto Rico has privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  The government divided Puerto Rico into eight geographical areas.  Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process.  We currently provide healthcare services in the Metro-North and West regions to approximately 384,000 members.  As of December 31, 2017, this program provided healthcare coverage to over 1.2 million people.

This program is based on the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.

Our agreement with the government of Puerto Rico is subject to termination in the event of a non-compliance event that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.  See “Item 1A – Risks Factors – Risks Related to our Business – We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business”.

Life Insurance

Our life insurance customers consist primarily of individuals, who hold approximately 607,400 policies.  We also insure approximately 1,560 groups.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing clients retained in the renewal process, in the corporate accounts sector of our managed care business.  For 2017 and 2016 our corporate accounts retention factor was 92% and 88%, respectively.

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

Property and Casualty Insurance

The property and casualty insurance sector has experienced a soft market in Puerto Rico, principally as a result of economic conditions and reinsurance capacity, which is now changing due to the losses generated by the hurricanes in the current year.  Notwithstanding these conditions, our property and casualty segment has maintained its leadership position in the property insurance sector by following prudent underwriting and pricing practices.

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

Quality Initiatives and Medical Management

We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines.  We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers.  One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health.  Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated services to our customers based on their specific conditions.  The population management programs include programs that target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program that focuses on preventing prenatal complications and promoting adequate nutrition.  We developed a medication therapy management program aimed at plan members who are identified as having high drug utilization and unrelated diagnostics.  In addition, TSS, through a third party supplier, provides to our members a 24-hour telephone-based triage program and health information services.  TSS also provides utilization management services for our Medicare sector.  We intend to maximize utilization of population and case management programs among our insured populations.  Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers.  We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services.  We have enhanced our hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays.  To expand the scope of the revision, we established a phone based review for low admissions hospitals, which freed resources to cover the biggest hospitals and allowed the onsite nurses to participate in the patient discharge planning, referral to programs, the quality of the services, including the occurrence of never events.  As part of the cost containment measures we have preauthorization services for certain procedures and the mandatory validation of member eligibility prior to accessing services.  In addition, we provide a variety of services and programs for the acute, chronic and complex populations.  These services and programs seek to enhance quality at physicians’ premises, thus reducing emergency care and hospitalizations.  We promote the use of a formulary for accessing medications, encouraging the use of generic drugs in the three-tier formulary, which offers three co-payment levels.

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

We promote the use of electronic claims billing by our providers.  Approximately 93% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 92% in 2017.

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

Physicians.   Fee-for-service is our predominant reimbursement methodology for physicians in our PPO products and for services referred by the independent practice associations (“IPAs”) under capitation agreements.  Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive rates in the market.  This structure is similar to reimbursement agreement methodologies developed and used by the Medicare program and other major payers.  Payments to physicians under the Medicare Advantage program are based on Medicare fees.  For certain of our Medicare products we contract with IPAs in the form of capitation-based reimbursement for certain risks.  We have a network of IPAs that provide managed care services to our members in exchange for a capitation fee.  The IPAs assume the costs of certain primary care services provided and referred by their PCPs, including procedures and in-patient services not related to risks assumed by us.

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

On August 29, 2017, we entered into a Master Services Agreement in which OptumInsight, Inc. will provide healthcare technology and operations services, including information technology, claims processing and application development, to TSS and its affiliates.

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

Managed Care

The managed care industry is highly competitive, both nationally and in Puerto Rico.  Competition continues to be intense due to aggressive marketing, business consolidations, a proliferation of new products and increased quality awareness and price sensitivity among customers.  Industry participants compete for customers based on the ability to provide a total value proposition which we believe includes quality of service and flexibility in benefit design, access to and quality of provider networks, brand recognition and reputation, price and financial stability.

Competitors in the managed care segment include national and local managed care plans.  At December 31, 2017, we had approximately 978,000 members enrolled in our managed care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 27% for the nine-month period ended September 30, 2017.

We believe that our competitive strengths, including our leading presence in Puerto Rico, our BCBS license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses and our experienced management team, position us well to satisfy these competitive requirements.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2016, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 10.5%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  Excluding annuities, we are the largest company in the life insurance and cancer lines of business, with market shares of approximately to 19.8% and 20.6% respectively.

Property & Casualty Insurance

The property and casualty insurance market in Puerto Rico is extremely competitive.  In addition, soft market conditions have prevailed in Puerto Rico for a long period of time.  In the local market, such conditions mostly affected commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business.  After the hurricanes causing losses in Puerto Rico during September 2017, the commercial markets are experiencing increases in pricing and modifications on policy conditions, which is the typical reaction in the period following a natural catastrophic event.   Property and casualty insurance companies tend to compete for the same accounts through price, policy terms and quality of services.  We compete by reasonably pricing our products and providing efficient services to producers, agents and clients.

In the nine-month period ended September 30, 2017, we were the fourth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share approximating 8%.

Blue Cross and Blue Shield License

We have license agreements with BCBSA that permit us the exclusive use of the BCBS name and marks for the sale, marketing and administration of managed care plans and related services in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  We believe that the BCBS name and marks are valuable brands of our products and services in the marketplace.  The license agreements, which have a perpetual term (but are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the BCBS name and marks.

Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and marks.  We also would no longer have access to the networks of providers of the different plans that are members of the Association nor the BlueCard Program.  We would expect to lose a significant portion of our membership if we lose these licenses.  Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA.  Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and marks to another entity, which could have a material adverse effect on our business, financial condition and results of operations.  See “Item 1A   Risk Factors–Risks Related to Our Business – The termination or modification of our license agreements to use the BCBS name and marks could have a material adverse effect on our business, financial condition and results of operations.”

Events which could result in termination of our license agreements include, but are not limited to:

•
failure to maintain our total adjusted capital at or above 375% of Health Risk-Based Capital (“HRBC”) Authorized Control Level (“ACL”) as defined by the National Association of Insurance Commissioners (“NAIC”) for the for Primary Licensee (TSM) and Larger BCBS Controlled Affiliate (TSS) and 100% HRBC ACL for the Smaller BCBS Controlled Affiliate (TSA);

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

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2018 is $1,409,481.  During the years ended December 31, 2017 and 2016, we paid fees to the BCBSA in the amount of $1,444,069 and $2,395,808, respectively.  The BCBSA is a national trade association of 36 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain centralized services to entities licensed by the BCBSA (the “Member Plans”).  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

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

Trademarks

We consider our trademarks Triple-S and SSS to be very important and material to all segments in which we are engaged.  All of our trademarks, which we consider important, have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office.  It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws.  In addition, we have the exclusive right to use the BCBS name and marks in Puerto Rico, Costa Rica, U.S. Virgin Islands, British Virgin Islands, and Anguilla.  See ‘‘—Blue Cross and Blue Shield License’’.

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

Capital and Reserve Requirements

Local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance Risk Based Capital (“RBC”) reports following the NAIC RBC Model Act, and accordingly are subject to certain regulatory actions if their capital levels do not meet minimum requirements.  Our minimum RBC requirement is currently 200% for the health maintenance organization and 300% for all TSS, TSV, TSB and TSP.

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

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, assets valuation reserve and dividend liability) to its risk-based capital.  At the “company action level”, occurring when a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 150%, a “company action level” is triggered only if the Puerto Rico Commissioner of Insurance has implemented the health trend test.  As of December 31, 2017, the Commissioner of Insurance has not enacted the health trend test in its regulations.  The ‘‘regulatory action level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The ‘‘authorized control level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.

As of December 31, 2017, our insurance subsidiaries met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As a result of the hurricanes affecting Puerto Rico in September 2017, TSP expects to withdraw $10.0 million from the Trust representing its net retention loss for the aforementioned event.

At December 31, 2017 and 2016, the reserve for catastrophes is $46.6 million and $44.7 million, respectively.  The supporting trust fund has assets of $48.4 million and $47.1 million as of December 31, 2017 and 2016, respectively.  Assets consist primarily of investment in securities available for sale, securities held for maturity, accrued investment income, cash and cash equivalents.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see Note 16, Catastrophe Loss Reserve and Trust Fund, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons, and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by the Centers for Medicare and Medicaid Services (CMS), with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.  There are approximately 55 million Medicare beneficiaries.

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

Since the 1980’s, as an alternative to the traditional fee-for-service Medicare program, Medicare has also offered Medicare managed care benefits provided through contracted private health plans, currently known as Medicare Advantage plans.  Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based its monthly premium payments to plans on various clinical and demographic factors.  This methodology uses two risk adjustment models: a Hierarchical Condition Category based model and an ESRD model, each applying to the corresponding population.  Beginning in 2003, Congress introduced a Medicare managed care approach, which itself has subsequently undergone several changes, and beginning in 2006, Congress introduced the Medicare Part D program, which offered a voluntary outpatient prescription drug benefit to fee-for-service as well as Medicare Advantage beneficiaries.  An Rx Hierarchical Condition Category Model is used in the determination of the Part D premium, and a Low Income Subsidy (LIS) is applied to Part D premiums for members that qualify.

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

In addition, under the ACA, Medicare Advantage plan payment rates were subject to transitionally phased-in reductions intended to bring Medicare Advantage rates more in line with Medicare fee-for-service rates. The transition began in 2012 and was completed in 2017.

Payments to Medicare Advantage Participating Plans

Since 2006, Medicare Advantage has used a bidding system by which plans submit bids based on costs per enrollee for Part A and Part B covered services.  Medicare Advantage also pays plans for providing prescription drug benefits under Part D.   Bids are based on estimated costs per enrollee for the Medicare-covered services.  The bids are then analyzed against a benchmark established by federal statute, and which vary by county or region.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the applicable benchmark. When a bid is higher than the benchmark, enrollees generally pay the difference (through an additional premium) between the benchmark and the bid, in addition to any other Medicare premiums.  If the bid is lower than the benchmark, the plan and Medicare generally share the difference, and the plan must use its share (known as a “rebate”) to provide additional benefits to enrollees.  For plans obtaining up to 3.0 STARS, the rebate share to the plan is 50%.  When the plan reaches 3.5 or 4.0 STARS, that rebate share rises to 65%, and when the plan reaches 4.5 or 5.0 STARS it rises to 70%.

Plans reaching 4.0 STARS or higher, also receive a 5% quality bonus payment (QBP), which could be doubled for certain qualifying counties.  The resulting benchmark plus QBP amount can be reduced to a cap determined for each county, so the effective bonus payment for such qualifying counties could be between 5% and 10%.  Rebates and QBPs only apply to Part C premium payments.

STARS Ratings for plans are calculated based on the results achieved by the plan on a contract in tens of measures (47 in the 2019 draft call letter) spanning four categories: Healthcare Effectiveness Data and Information Set (HEDIS) measures, Consumer Assessment of Healthcare Providers and Systems (CAHPS) and Health Outcomes Survey (HOS) measures, Administrative measures and Part D measures.  CMS assigns from one to five stars for each numeric measure score by applying one of two methods: relative distribution with significance testing (CAHPS) or clustering (all other measures).  Case-mix adjustments are applied to the survey results as part of the scoring.  CMS has recognized that socio-economic factors create significant variations in results for some metrics.  CMS’ interim response to address the within-contract disparity in performance associated with a contract’s percentages of beneficiaries with low income subsidy and dual eligible (LIS/DE) and disability status revealed in our comprehensive research conducted over multiple years culminated in the creation of the Categorical Adjustment Index (CAI).  Each measure is also assigned a relative weight used in the calculation of the Part C, Part D and overall STAR Rating.

Medicaid Generally

Medicaid is a public insurance program intended for low-income individuals and families.  Medicaid, as of November 2017, provides coverage to over 74 million Americans, including children, pregnant women, and individuals with disabilities. To participate in Medicaid, states must cover certain groups but have the flexibility to cover other population groups.  States may apply to CMS for waivers to provide coverage to populations beyond what is normally covered under the program.  States are able to establish eligibility criteria within federal minimum standards. States are allowed to set Medicaid provider payment rates, and may reimburse providers through fee-for-service or managed care.  They also have the flexibility to determine the type, amount, duration, and scope of services of their respective Medicaid programs, so long as within federal guidelines, although states are required to cover certain mandatory benefits.  In Puerto Rico, the Medicaid program is administered locally by ASES.

Medicaid is jointly funded by the federal government.  States receive a percentage of their Medicaid program expenditures from the federal government, through a formula known as the Federal Medical Assistance Percentage (“FMAP”). The FMAP varies by state based on factors such as per capita income.  The FMAP for Puerto Rico is 55%. FMAPs are adjusted based on a 3 year cycle.  Generally, during economic recessions such as the one that began in 2008, state revenues fall while Medicaid enrollment and spending rise.  To help alleviate the shortfall, the federal government temporarily increased its share of Medicaid costs through the American Recovery and Reinvestment Act of 2009.  However, that temporary fix ended in 2012, and while many states have enacted cost containment initiatives to help control costs, states continue to wrestle with falling revenue while Medicaid enrollment and spending increase.

The ACA expands Medicaid to an eligibility floor of 138% of the federal poverty level (“FPL”) beginning in 2014.  A 2012 U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state.  Puerto Rico and the other U.S. territories were not included in the Medicaid expansion, instead Congress approved one billion in federal funding for Puerto Rico and the other U.S. territories to establish local affordable insurance exchanges or expand their Medicaid programs, at their option.  Puerto Rico elected to use the approximately $925 million made available by Congress to Puerto Rico for expanding its Medicaid program.   The Consolidated Appropriations Act of 2017 (P.L. 115-31) provided Puerto Rico with an additional $295.9 million.  Although these funds are available until December 2019, the government has estimated that, given the current burn rate of the approved funding, funds would be fully utilized in fiscal year 2018.  However, in February 2018, as part of the emergency supplemental legislation passed by Congress, Puerto Rico’s Medicaid spending cliff has been addressed for at least the next two years, because of the approval of $4.8 billion in Medicaid Funding.  This action will bring financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards will further promote stability and predictability.

Dual-Eligible Beneficiaries

A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status.  Dual-eligibles are a high cost population that account for a disproportionate share of government health care expenditures.  As of August 2017, there are approximately 11 million dual-eligibles, receiving both Medicare and Medicaid benefits nationwide. Given the disproportionately high cost of treating dual-eligibles, there has been a spate of initiatives designed to address the issue.  The government of Puerto Rico established a model that wraps-around benefits included in Medicaid that were not included in Medicare Advantage benefits.  Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino.  Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico.  In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits.  By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members.  The MMA established subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.  Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program.  Companies offering Medicare Part D stand-alone prescription drug plans with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.

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

Sales and Marketing.    Our sales and marketing activities are closely regulated by CMS, ASES, the Puerto Rico Office of the Commissioner of Insurance and the Solicitor General.  CMS regulations in this area preempt local law.

Fraud and Abuse Laws.    Insurance providers in Puerto Rico are subject to local and federal laws that prohibit fraud and abuse, and are required to have anti-fraud units in place.  In addition, entities, such as TSS and TSA, that receive federal funds from government health care programs, such as Medicare and Medicaid, are subject to a wide variety of federal fraud and abuse laws and enforcement activities.  Such laws include, among others, the federal anti-kickback laws and the False Claims Act.

Anti-kickback Laws.     Insurance providers in Puerto Rico are subject to local and federal anti-kickback laws.  These anti-kickback laws prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for business, and under federal law, the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program.  In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal Anti-Kickback Statute.  Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the federal law, but will be subject to enhanced scrutiny by regulatory authorities.  The ACA amended the intent requirement of the federal Anti-Kickback Statute, and other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute and other healthcare criminal fraud statutes, or the specific intent to violate them, to have committed a violation. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Failure to comply with the anti-kickback provisions, and other healthcare criminal fraud statuses, may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program, and additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance.

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $21,916 per claim.  The ACA codified federal government’s prior position that claims presented in relationships that violate the federal Anti-Kickback Statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the False Claims Act and to share in the settlement or judgment that may result from the lawsuit.  Financial recoveries from civil health care matters brought under the False Claims Act are significant.

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

Although the FIO authorities do not extend to health insurance they extend to other parts of the business, primarily life and property and casualty insurance.  The FIO, however, does not have supervisory or regulatory authority over the insurance business.

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

Over the past few months, Congress has passed a number of new laws that will have a significant effect on health insurers. In December 2017, Congress passed tax reform legislation that repealed the individual mandate requiring the purchase of health insurance coverage. Additionally, Congress passed a continuing resolution in January 2018 that will suspend the Health Insurance Tax for 2019. Finally, in February 2018, Congress passed emergency supplemental legislation that includes significant financial relief for Puerto Rico's Medicaid program.

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

We do not anticipate significant debate regarding the repeal and replacement of the ACA in Washington this year.  However, various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury have issued and continue to issue Executive Orders and regulations related to the stabilization of the individual insurance market as well as their intentions to repeal the ACA in whole or in part.  Additionally, Congress continues to consider possible action related to insurance market stabilization, with action possible this spring.

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

Employees

As of December 31, 2017, we had 3,420 full-time employees and 193 temporary employees.  TSS has a collective bargaining agreement with the “Unión General de Trabajadores”, which represents approximately 28.3% of two of our managed care subsidiaries’ approximately 1,992 regular employees.  The collective bargaining agreement expires on November 30, 2019.  The Corporation considers its relations with employees to be good.

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

While we consider the foregoing to be the overarching risks we face in 2018, they are not the only material risks we face. We face a numerous other challenges, as described elsewhere in this Annual Report, including below in this “Risk Factors” discussion, and other unanticipated risks may develop.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. As of December 31, 2017 there were 22,627,077 shares of Class B common stock and 950,968 shares of Class A common stock.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  All or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

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

Introduction of new high cost specialty drugs and sudden costs spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism adversely impacts our financial conditional and operational results.  In addition, evolving state and federal regulation may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. Although we will continue to work with state agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will always be successful.

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

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, including:

•
Commercial:    One of our managed care subsidiaries is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of non-compliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2017, 2016, and 2015 premiums generated under this contract represented 5.7%, 5.8% and 5.6% of our consolidated premiums earned, net, respectively.

•
Medicare:    We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS.  These contracts generally have terms of one year and must be renewed each year.  Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired.  During each of the years ended December 31, 2017, 2016, and 2015, contracts with CMS represented 36.6%, 35.4% and 39.4% of our consolidated premiums earned, net, respectively.

Under the commercial business, we also provide health coverage to certain employees of the Government of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans represented 3.4%, 3.1% and 3.3% of our consolidated premiums earned, net, respectively.

•
Medicaid:    We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico.  Under the current agreement, TSS offers healthcare services on a fully-insured basis to Medicaid subscribers in the Metro North and West regions.  TSS is also responsible for providing medical, mental, pharmacy and dental healthcare services to Medicaid subscribers in these service regions on an at-risk basis. The current agreement ends on June 30, 2018.  The current agreement with ASES contains certain termination rights for both TSS and ASES, including ASES’s right to terminate the agreement as a result of insufficient government funds to pay ASES’s obligations under the contract and TSS’s right to terminate the agreement within 45 days before the end of each fiscal year if TSS and ASES have not agreed to the per member per month rate. For the years ended December 31, 2017, 2016 and 2015, premiums generated under our current agreement represented 26.6%, 27.1% and 21.8% of our consolidated premiums earned, net, respectively.  In early February 2018, the Government of Puerto Rico issued a Request for Proposal (“RFP”) for the administration of its Medicaid program that will introduce significant changes to the model, including the elimination of geographical areas and allowing participants to select insurance carriers. The Company is thoroughly evaluating the RFP and all aspects of the new model, including financial, clinical, operational and systems requirements and risks.

If any of these contracts is terminated for any reason, including by reason of any non-compliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums and profitability earned could be materially adversely affected.  See also “Risks Relating to the Regulation of our Industry—As a Medicare Advantage program participant, we are subject to complex regulations.”

A change in our managed care commercial product mix may impact our profitability.

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2017 and 2016, 68% and 66% of our managed care commercial customers, respectively, had fully insured arrangements and 32% and 34%, respectively, had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

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

We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  These license agreements contain certain standards, requirements and restrictions regarding our operations and our use of the BCBS name and mark which may be modified in certain instances by the BCBSA. Changes to the terms of our license agreements may restrict various potential business activities.  Failure to comply with the standards, requirements and restrictions established could result in the termination of a license agreement.  Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.  Upon termination of a license agreement, the BCBSA would impose a re-establishment fee upon us, which would allow the BCBSA to entitle another managed care company to use the BCBS name and marks in the service areas we currently serve.  This re-establishment fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2017, we would be assessed approximately $96.2 million by the BCBSA.

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

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  During 2017, 43.3%, or $62.3 million, of the premiums written in the property and casualty insurance segment and 5.3%, or $8.8 million, of the premiums written in the life insurance segment were ceded to reinsurers.  Total premiums ceded, on a consolidated basis, represent 2.5%, or $71.1 million of our premiums.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In 2017, A.M. Best classified our property and casualty insurance subsidiary’s rating as “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings).  On October 13, 2017, A.M. Best released the updated Best’s Credit Rating Methodology (BCRM).  The BCRM is a reorganization of the core credit rating methodology.  Our property and casualty business was identified as being potentially affected by the implementation of the updated BCRM.  A.M. Best is assessing the effect that the updates to the BCRM have on our current rating and will complete a corresponding rating update in the near term.  Moreover, we expect that due consideration will be placed on the effects of Hurricanes Irma and Maria in the business.

A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future.  A downgrade of our property and casualty segments rating could limit or prevent us from writing  and renewing certain types of business or accounts that requires insurers with stronger ratings.  Since the lines of business that this segment writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.

We are dependent on the success of our relationships with third parties for various services and functions, including PBM services.

We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements, and we could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs or an inability to meet our obligations to our customers. In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.

TSS entered into a Master Services Agreement (“MSA”) with OptumInsight, Inc. (“Optum”), pursuant to which Optum will provide healthcare technology and operations services, including information technology, claims processing and application development, to Triple-S and its affiliates. As a result, we are now dependent on Optum for the provision of essential services to our business, and there can be no assurances that the quality of the services will be appropriate or that Optum will be able to continue to provide us with the necessary claims processing and technology services. Potential breakdowns or failures of Optum could harm our business by disrupting our delivery of services, which could have a material adverse impact on our financial condition and results of operations. The aforementioned contract is included as Exhibit 10.29 filed with this Annual Report on Form 10-K.

Significant competition and market conditions in Puerto Rico could negatively affect our ability to maintain or increase our profitability.

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

•      Local economy is in a downturn.  A challenging economy and a shrinking population in Puerto Rico continue to produce conditions that are adverse to the generation of new sources of business in this segment.  As a result, insurance companies compete for the same customers through pricing, policy terms and quality of services.  Also, our industry is also subject to aggressive marketing and sales practices that target our current and prospective customers. We may not be successful in attracting and retaining our customers.

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

As an insurer, we have a substantial investment portfolio that is comprised particularly of debt securities of issuers located in the U.S.  As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S. financial markets, volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy.  These factors can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:

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

Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us, particularly following Hurricanes Irma and Maria.

Our principal lines of business are concentrated in Puerto Rico, which is currently in the midst of a severe fiscal and economic crisis resulting primarily from a continuing economic recession, significant and recurrent budget deficits, accelerated out-migration, a high debt-to-revenue ratio, unfunded pension liabilities and the loss of access to the capital markets, among other factors. Such fiscal and economic crisis has been recently exacerbated as a result of the impact of hurricanes Irma and María in September 2017. The hurricanes have had an adverse impact on economic activity, have accelerated out-migration trends, and have required the government to incur substantial extraordinary expenditures while experiencing a significant decrease in tax and other revenues.

Even before the hurricanes, Puerto Rico was facing an enduring economic crisis. It’s gross national product (“GNP”) had contracted in real terms since fiscal year 2006. According to the latest Puerto Rico Planning Board estimates, released in April 2017 (before the impact of the hurricanes), GNP was projected to decrease by 1.7% and 1.5% in constant dollars for fiscal years 2017 and 2018, respectively. Following the hurricanes, however, the government projects an 11% contraction in real GNP during fiscal year 2018, followed by five fiscal years of economic growth (due primarily to the positive impact of Federal emergency assistance and significant recovery spending), according to the latest draft of the government’s proposed fiscal plan (further discussed below).

The weakness of Puerto Rico’s economy has also adversely affected employment.  Total employment in Puerto Rico decreased approximately 20% from fiscal year 2007 to fiscal year 2016.  The reduction in total employment began in the fourth quarter of fiscal year 2007 and continued consistently through the first half of fiscal year 2015 due to the current recession and the fiscal adjustment measures implemented by the government. According to the Household Survey, during fiscal year 2016, total employment increased by 1.8% when compared to the prior fiscal year, and the unemployment rate averaged 11.7%, compared to 13.0% for the prior fiscal year.  For the first five months of fiscal year 2017, total employment decreased by 0.4% with respect the first five months of fiscal year 2016. It is still too early to fully assess the impact of the hurricanes on employment levels. However, total employment may decrease, and total unemployment may increase, at least in the short-term, as a result of the hurricanes. Subsequently, Puerto Rico is expected to see some increased economic activity due to Island’s hurricane recovery efforts, reflecting expected funds from insurance payouts and federal aid.

Despite the implementation a number of extraordinary expense reduction, revenue increase and liquidity management measures, the Government’s structural deficit, coupled with the continuing recession, decreasing employment, lack of capital market access, and the insolvency of Government Development Bank for Puerto Rico, eventually resulted in the government being unable to make scheduled debt service payments while continuing to provide essential services in 2016. A moratorium on most debt service payments has been in place since then and the Commonwealth and certain of its instrumentalities are currently in the process of restructuring their debts pursuant to the debt restructuring mechanisms established by the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which was enacted by the U.S. Congress in June 2016.

Pursuant to PROMESA, the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), an oversight board for Puerto Rico created by the statute, certified fiscal plans for the Commonwealth and certain of its instrumentalities between June and August 2017.  In December 2017, however, the Oversight Board requested that the government submit revised fiscal plans, taking into account the impact of the hurricanes. The government has submitted various drafts of such fiscal plans to the Oversight Board, which are currently under its review. The Oversight Board has stated that it expects to certify revised fiscal plans for the Commonwealth, the Puerto Rico Electric Power Authority (“PREPA”) and the Puerto Rico Aqueduct and Sewer Authority (“PRASA”) by March 30, 2018. The fiscal plans (the ones certified by the Oversight Board last year and the most recent drafts of the revised fiscal plans) reflect that the government and its instrumentalities will not have sufficient revenues to pay their debts service obligations in full while continuing to provide essential services, implying a need for significant debt relief. Furthermore, the Commonwealth’s proposed fiscal plan states that it will need to access financing from the Federal government this fiscal year in order to cover its operating expenses and those of PREPA and PRASA.

The Commonwealth’s proposed fiscal plan also includes a number of measures intended to be implemented by the government to address its many fiscal and economic challenges.  As part of such measures, the Puerto Rico government proposes to make significant changes to the Government Health Plan, which the government expects will result in savings of approximately $795 million by fiscal year 2023. The changes being contemplated include the expansion of the current regional system to a single region, allowing members to choose their managed care organizations, and establishing limits to benefits based on the actual needs of the beneficiaries, among others.

We have significant direct exposure to the government through our contract with the Puerto Rico Health Services Administration, which administers the government health plan, and certain other business relationships with the Government of Puerto Rico and its instrumentalities. As a result, we may be adversely affected by the liquidity problems of such entities. Moreover, it is uncertain if any of the proposed reforms to the Government’s health insurance system will be implemented and, if implemented, what effect, if any, such reforms will have our business and results of operations. On the other hand, as part of the emergency supplemental legislation passed by Congress, Puerto Rico’s Medicaid spending cliff has been addressed for at least the next two years, because of the approval of $4.8 billion in Medicaid Funding.  This action will bring financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards will further promote stability and predictability.

Furthermore, our insureds’ financial capacity is affected by, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses.  The effects of the prolonged recession are reflected in a decrease in insured customers in our commercial lines of business and premiums earned, net. The amount of insured customers and premiums earned could also be further adversely impacted following the hurricanes. Moreover, the measures taken to address the fiscal crisis and those that may have to be taken in the near future, coupled with the effects of hurricanes Irma and María, will likely affect many of our insureds, which could result in a lower amount of insureds, insureds moving to lower premium plans, among others.  The foregoing could also result in decreased demand for our insurance products or migration to less profitable products.

If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal and economic challenges, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, the conditions described above could continue or worsen in ways that are unpredictable and outside of our control.  While PROMESA provides the Commonwealth with tools to restructure the debt obligations of the Commonwealth and its instrumentalities, these restructuring tools are new and untested.  Furthermore, the Commonwealth’s projections indicate the possibility of significant creditor losses. Both of these factors may make any debt restructuring process a lengthy and highly adversarial process. These factors could have a material adverse impact on our earnings and financial condition.

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

We face risks related to litigation.

We are subject to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation.  In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services, claims relating to the denial of benefits or coverage, medical malpractice actions, allegations of anti-competitive and unfair business activities, provider disputes, broker and agent disputes, and claims by regulatory actions by agencies for non-compliance, among others.  Legal proceedings are inherently unpredictable and we cannot ascertain their outcome. We have insurance to cover liabilities relating to litigation; however, insurance coverage may not be sufficient to cover any such liability or our insurers could deny or dispute coverage.  Results of regulatory actions could require us to change our business practices and may affect our profitability. Substantial liability relating to legal or regulatory actions could adversely affect our cash flow, results of operations, and financial conditions.  See “Item 3. Legal Proceedings.”

Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.

Puerto Rico has historically been at a relatively high risk of natural disasters such as hurricanes and earthquakes.  If Puerto Rico were to experience a large-scale natural disaster, claims incurred by our managed care, property and casualty and life insurance segments would likely increase and our properties may incur substantial damage, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, unforeseen major public health issues following these catastrophic events, such as pandemics and epidemics, like mosquito-borne epidemics (Dengue, Zika, etc.), conditions for which vaccines may not exist, are not effective, or have not been widely administered, could have a material adverse effect on our business, financial condition, and results of operations. Claims in our property and casualty business increased in 2017 after the landing of Hurricanes Irma and Maria in Puerto Rico. The Puerto Rico Insurance Code requires the Company to resolve claims within a period of 90 days.  Due to the substantial increase in the volume of claims following a catastrophic event, there is a business risk that not all claims will be resolved within the timeframe stipulated in the Puerto Rico Insurance Code, which may result in penalties imposed by the Commissioner of Insurance of Puerto Rico.

Present and future covenants in our secured term loans and note purchase agreements may restrict our operations and adversely affect our ability to pursue desirable business opportunities.

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

We may incur additional indebtedness in the future.  Our debt service obligations may require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion.  If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt.  However, these measures might be prohibited by applicable regulatory requirements, unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility.

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

As of December 31, 2017 we had approximately $25.4 million and $3.6 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the TSA acquisition, that represent 0.9% of our total consolidated assets and 3.2% of our consolidated stockholders’ equity.  If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

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

The effectiveness of our Company’s strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks our Company.

We expect to face significant business challenges and uncertainties in 2018. Effectiveness of our enterprise strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks to our enterprise in 2018. There can be no assurance regarding the effectiveness of our enterprise strategy, our ability to manage and align our talent to our business needs or our ability to avoid harm to our brand and reputation. In addition, there can be no assurance that U.S. government fiscal policy, the implementation of the ACA, repeal or other changes to the ACA or additional changes to the U.S. health care system will not require us to revise the ways in which we conduct business, put us at risk of loss of business or materially adversely affect our business, cash flows, financial position or operating results.

Risks Relating to Taxation

If we are considered to be a controlled foreign corporation under the related person insurance income rules or a passive foreign investment company for United States federal income tax purposes, U.S. persons that own our shares of Class B common stock could be subject to adverse tax consequences.

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

If we were a RPII CFC in any taxable year or if the Company was treated as a PFIC for any taxable year, certain adverse consequences could apply to certain U.S. persons that own our shares of Class B common stock.

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

The ACA provides comprehensive changes to the U.S. health care system.  One key piece of the legislation imposes an annual insurance industry assessment, with increasing annual amounts based on premium growth, set to be $14.3 billion for 2018.  Such assessment may not be deductible for income tax purposes.  If the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

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

In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. For example, on October 12, 2017, President Trump signed an executive order requiring the implementation of regulations that would exempt certain association plans from complying with ACA requirements, easing restrictions on certain short-term health plans and health reimbursement arrangements and limiting hospital and insurance company consolidation while promoting competition and choice. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that suspends the  implementation of the annual insurance industry assessment for tax year 2019. In February 2018 the Administration revealed a notice of proposed rulemaking to support short term, limited duration scope policies, and additional activity related to the individual market is anticipated through state waivers.  While Congress is no longer actively seeking to repeal and replace the ACA, additional changes are expected this year, largely through Administrative Actions.

As part of the emergency supplemental legislation passed by Congress, Puerto Rico’s Medicaid spending cliff has been addressed for at least the next two years, because of the approval of $4.8 billion in Medicaid Funding.  This action will bring financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards will further promote stability and predictability. Although we believe this legislation, together with the ACA, may provide us with significant opportunities to grow our business, the  implementation of enacted reforms, such as the continued cuts in the effective Medicare Advantage rates applicable to our plans, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

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

Under CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts beginning in 2015 based solely on the Star Ratings of our Medicare Advantage plans if their respective ratings do not achieve three or more stars (out of 5.0 stars) for three consecutive contract years.  See the subcaption “Federal Regulation” in Item 1 of this annual report on Form 10-K for detailed information of the Stars Ratings. In the final call letter to Medicare Advantage organizations dated April 6, 2015, CMS stated that it would not delay contract terminations based on a plan’s Star Ratings.

Historically, the TSA plans have received annual Star Ratings of three or more stars.  CMS provides a quality bonus to plans with Star Ratings of 3.5 or more. As of December 31, 2017, TSA’s HMO plan achieved 4.0 overall on a 5.0 star rating system, and achieved 4.5 stars in Part D and TSA’s PPO plan maintained its 3.5 stars and achieved 5.0 stars in Part D.

The Company is subject, and will likely continue to be subject, to audits from CMS in connection with the Medicare Advantage contracts. CMS audit may review the effectiveness of multiple matters, including the performance of the benefit administration, coverage determinations, process of appeals and grievances, dismissals, oversight of agents and brokers, and enrollment process.  CMS may impose civil monetary penalties as a result of their findings or require changes to our business practices that may adversely affect our profitability. CMS may also terminate any of our Medicare Advantage contracts if it determines that any of these plans have failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage program.  Compliance with CMS requirements may require us to divert resources that may affect the results of our operations and financial condition. Any termination or non-renewal of our Medicare Advantage plans would have a material adverse effect on our business and financial results.

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

Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain our ability to manage our business model. In addition, HHS has expanded its HIPAA audit program to assess compliance efforts not only by covered entities, but also business associates.  Although we are not aware of HHS plans to audit any of our covered entities or business associates, an audit resulting in findings or allegations of non-compliance could have a material adverse effect on our results of operations, financial position and cash flows.  We are also subject to Puerto Rico Act No. 194 of August 25, 2000, also known as the Patient’s Rights and Responsibilities Act, including provisions more stringent than HIPAA.  There is uncertainty regarding many aspects of such state requirements which make compliance with applicable health information laws more difficult.  For these reasons, our total compliance costs may increase in the future.

We are subject, and will likely continue to be subject, to regulatory audits and investigations relating to our compliance with HIPAA and other related privacy requirements. On November 20, 2015, we entered into a resolution agreement with the HHS Office of Civil Rights (“OCR”), (the “Resolution Agreement”) to settle all incidents being investigated by OCR up to the date of execution of the Resolution Agreement.  As part of the Resolution Agreement, the Company agreed to pay $3.5 million, without admitting liability, implement a three year corrective action plan, and comply with other terms and conditions.  The foregoing summary of the terms and conditions of the Settlement Agreement is subject to, and qualified in its entirety by the full text of the Settlement Agreement included as Exhibit 10.24 filed with this Annual Report on Form 10-K.  Also, on November 20, 2015, we entered into a settlement agreement with ASES (the “ASES Settlement Agreement”) in connection with privacy incidents relating to beneficiaries of the government health plan up to the execution of the ASES Settlement Agreement. As part of the ASES Settlement Agreement, the Company did not admit any liability and agreed to pay ASES $1.5 million in full accord and satisfaction and settlement of any and all reported incidents. The foregoing summary of the terms and conditions of the ASES Settlement Agreement is subject to, and qualified in its entirety by the full text of the ASES Settlement Agreement included as Exhibit 10.23 filed with this Annual Report on Form 10-K.

Non-compliance or findings of non-compliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries.

Medicare Advantage managed care plans are paid based off a CMS-calculated “benchmark” amount, and plans submit competitive bids that reflect the costs they expect to incur in providing the base Medicare benefits.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the benchmark.  In addition, under the ACA, Medicare Advantage plan payment rates were subject to transitionally phased in reductions intended to bring Medicare Advantage rates more in line with Medicare fee-for-service rates, which was fully phased in 2017.  Medicare generally will rebate a portion of the amount by which the benchmark amount exceeded the accepted bid for certain plans. For plans achieving star rating of at least 3.5 stars, the portion of the savings retained by the plan is higher.  For plans achieving star ratings of at least 4 stars, the starting benchmark amount from which the savings is computed is also higher (a “quality bonus”).  If the bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark, which could affect our ability to attract enrollees.  CMS reviews the methodology and assumptions used in bidding with respect to medical and administrative costs, profitability and other factors.  CMS could challenge such methodology or assumptions or seek to cap or limit plan profitability.  CMS also could administratively seek to implement certain methodological changes to the Medicare Advantage rate calculations that could result in functionally lower payment rates, and may have a material adverse effect on our revenue, financial position, results of operations or cash flow.

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

In February 2018, CMS released its draft Advance Notice and Call Letter for Medicare Advantage reimbursement in 2019.  This draft notice contains a number of provisions that will have a significant effect on the operations of Puerto Rico’s MA program.  These proposals include provisions that may increase certain payments made to plans in Puerto Rico, but is also silent in key critical issues that if no action is taken could result in lower payments for Puerto Rico Medicare Advantage Organizations (MAO).  The draft call letter does not adequately address problems with the benchmark and payment disparity for Puerto Rico counties.  In addition, the draft letter does not commit to including the zero claims adjustment, embedded in the past two years, creating more uncertainty over actual payment rate changes for 2019.  The call letter will be finalized in early April.  Until then, it is uncertain whether any of CMS’s proposals will be implemented or, if implemented, the effect in our Medicare Advantage business.

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

CMS is making significant changes to the manner in which it determines risk adjustment payments, including introducing a new model for 2019 and continue to shift towards encounter based risk scores (ESD).  As a result of the risk adjustment process and CMS’s ability to modify the manner in which it applies such risk adjustments, it is difficult to predict with certainty our future revenue or profitability.  In addition, our own risk scores for any period may result in favorable or unfavorable adjustment to payment from CMS and our Medicare payment revenue.

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

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot, which is mainly used by the Managed Care segment.  In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico, which is mainly used by the Property and Casualty segment.  We also own land and a multi-segment customer service center in the municipalities of Mayagüez and Ponce, Puerto Rico.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.  Through a health clinic in which we have a controlling interest, we own land and a two-story medical facility in the municipality of Bayamón, Puerto Rico.  These properties are subject to liens under our credit facilities. In connection with our entrance to the Costa Rican market, we acquired a two-story building located in the city of San José, Costa Rica, which is used by the Life Insurance segment. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

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

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, U.S. Virgin Islands, Costa Rica, British Virgin Islands, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, U.S. Virgin Islands, Costa Rica, British Virgin Islands, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.  For a description of our legal proceedings, see Note 23, Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B common stock is listed and began trading on the NYSE on December 7, 2007 under the trading symbol “GTS”.  Prior to this date our Class B common stock had no established public trading market.  There is no established public trading market for our Class A common stock.

The following table presents high and low closing prices of our Class B common stock for each quarter of the years ended December 31:

	High	Low
2017
First quarter	$21.47	$16.60
Second quarter	18.62	16.09
Third quarter	24.71	15.16
Fourth quarter	28.87	23.37
2016
First quarter	$26.83	$19.99
Second quarter	27.50	21.60
Third quarter	26.55	21.51
Fourth quarter	23.68	19.00

On February 26, 2018 the closing price of our Class B common stock on the NYSE was $25.29.

Holders

As of February 26, 2018, there were 950,968 and 22,358,325 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of February 26, 2018 was approximately 772.  The number of our holders of Class B common stock as of February 26, 2018 was approximately 4,200.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.  Also, see Note 17, Stockholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plan

See Note 20, Share-Based Compensation, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the price performance of our Class B common stock for the period from January 1, 2012 through December 31, 2017, with the price performance over such period of (i) the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s 500 Managed Health Care Index (the “S&P MHC Index”).  The comparison assumes an investment of $100 on January 1, 2012 in each of our Class B common stock, the S&P 500 Index, and the S&P MHC Index.  The performance graph is not necessarily indicative of future performance.

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

Ticker	Name	1/2/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
GTS US Equity	TRIPLE-S MANAGEMENT CORP	100.00	100.31	123.37	123.37	106.81	128.22
SPX Index	S&P 500 INDEX	100.00	126.39	140.79	139.76	153.09	182.82
S5MANH Index	S&P MHC Index	100.00	144.98	191.26	230.34	271.88	387.22

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2017 to October 31, 2017	310,481	$23.79	310,481	$10.0
November 1, 2017 to November 30, 2017	11,900	23.95	11,900	9.8
December 1, 2017 to December 31, 2017	-	-	-	9.8

¹  In August 2017 the Company's Board of Directors authorized a $30.0 million Share Repurchase Program of its Class B common stock.

Item 6.	Selected Financial Data

Statement of Earnings Data

	2017	2016	2015	2014	2013
(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,826.9	$2,890.6	$2,783.2	$2,128.6	$2,203.0
Administrative service fees	16.5	17.9	44.7	119.3	108.7
Net investment income	51.6	48.9	45.2	47.5	47.3
Other operating revenues	3.7	3.5	3.7	4.2	4.8
Total operating revenues	2,898.7	2,960.9	2,876.8	2,299.6	2,363.8
Net realized investments gains	10.8	17.4	18.9	18.2	2.6
Other income, net	6.6	6.5	7.0	2.3	15.3
Total revenues	2,916.1	2,984.8	2,902.7	2,320.1	2,381.7
Benefits and expenses:
Claims incurred	2,353.1	2,472.2	2,318.7	1,747.6	1,836.2
Operating expenses	477.2	493.9	518.7	497.2	478.2
Total operating costs	2,830.3	2,966.1	2,837.4	2,244.8	2,314.4
Interest expense	6.8	7.6	8.2	9.3	9.5
Total benefits and expenses	2,837.1	2,973.7	2,845.6	2,254.1	2,323.9
Income before taxes	79.0	11.1	57.1	66.0	57.8
Income tax expense (benefit)	24.5	(6.3)	5.1	0.7	2.3
Net income	54.5	17.4	52.0	65.3	55.5
Net loss attributable to non-controlling interest	-	-	(0.1)	(0.4)	(0.4)
Net income attributable to TSM	$54.5	$17.4	$52.1	$65.7	$55.9
Basic net income per share (1):	$2.27	$0.71	$2.03	$2.42	$2.02

Diluted net income per share:	$2.26	$0.71	$2.02	$2.41	$2.01

Balance Sheet Data

	2017	2016	2015	2014	2013

Years ended December 31,
Cash and cash equivalents	$198.9	$103.4	$197.8	$110.0	$74.4

Total assets	$3,116.8	$2,219.0	$2,206.1	$2,145.7	$2,047.6

Long-term borrowings	$32.1	$35.1	$36.8	$74.5	$89.3

Total stockholders' equity	$913.4	$863.2	$847.5	$858.6	$785.4

Additional Managed Care Data (2)

	2017	2016	2015	2014	2013

Years ended December 31,
Medical loss ratio	85.6%	88.6%	86.2%	85.9%	86.7%

Operating expense ratio	13.6%	14.0%	15.1%	18.5%	17.0%

Medical membership (period end)	977,939	1,017,372	1,094,444	2,139,484	2,187,939

(1)
Further details of the calculation of basic and diluted earnings per share are set forth in Notes 2 and 21 of the audited consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

(2)	Does not reflect inter-segment eliminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2017 and 2016, and consolidated results of operations for 2017, 2016 and 2015.  References to the terms "we", "our" or "us" used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:

I. Overview	59

II. Membership	62

III. Results of Operations	63

Consolidated Operating Results	63

Managed Care Operating Results	66

Life Insurance Operating Results	69

Property and Casualty Insurance Operating Results	70

IV. Liquidity and Capital Resources	72

V. Critical Accounting Estimates	76

VI. Recently Issued Accounting Standards	85

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

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2017 we serve approximately 978,000 members across all regions of Puerto Rico.  For the years ended December 31, 2017 and 2016 respectively, our managed care segment represented approximately 92% of our total consolidated premiums earned, net.  We also participate in the life insurance and property and casualty insurance markets in Puerto Rico.

We participate in the managed care market through our subsidiaries, TSS, TSB and TSA.  TSS, TSA and TSB are BCBSA licensees.

We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP.

The Commissioner of Insurance of the Government of Puerto Rico (“Commissioner of Insurance of Puerto Rico”) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws, and for determining whether its financial condition warrants the payment of a dividend to its stockholders.  No consideration is given by the Commissioner of Insurance of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) in making such determinations.  See Note 24, Statutory Accounting, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

2017 Consolidated Highlights

Key developments in our business during 2017 are described below:

•	Consolidated premiums earned, net decreased 2.2% year over year, to $2.8 billion, primarily reflecting lower Managed Care and Property and Casualty premiums.

•
The lower Managed Care premiums reflect lower membership in the segment’s Medicaid and Commercial businesses, the impact of the suspension of the HIP fee pass through in 2017, and lower Medicare additional risk score revenue.  These decreases were partially offset by higher average premium rates in the Commercial and Medicaid businesses, as well as by higher Medicare membership.

•
Consolidated claims for the year were $2.4 billion, down 4.8% over last year, primarily reflecting lower Managed Care membership, the ongoing improvement in our managed care operations, and the estimated decrease in the utilization of Managed Care services caused by Hurricanes Irma and Maria in September 2017.  These decreases were offset in part by the estimated $14.8 million net retained losses incurred by the Property and Casualty segment caused by the aforementioned Hurricanes.  The consolidated loss ratio was down 230 basis points, to 83.2%, and the Medical Loss Ratio (“MLR”) decreased 300 basis points, to 85.6%.

•	Consolidated operating expenses for the year were $477.2 million and the operating expense ratio was 16.8%.

•	Net income for the year was $54.5 million, an increase from a net income of $17.4 million in the prior year, primarily reflecting improvements in the Managed Care segment’s MLR.

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

	Years ended December 31,
(Dollar amounts in millions)	2017	2016	2015

Premiums earned, net:
Managed care	$2,590.0	$2,648.5	$2,549.5
Life insurance	161.8	156.9	148.1
Property and casualty insurance	77.2	87.9	87.6
Intersegment premiums earned	(2.1)	(2.7)	(2.0)
Consolidated premiums earned, net	$2,826.9	$2,890.6	$2,783.2

Administrative service fees:
Managed care	$21.6	$22.4	$49.3
Intersegment administrative service fees	(5.1)	(4.5)	(4.6)
Consolidated administrative service fees	$16.5	$17.9	$44.7

Operating income (loss):
Managed care	$55.0	$(36.8)	$20.5
Life insurance	19.4	21.5	20.0
Property and casualty insurance	(6.0)	12.1	8.3
Intersegment and other	-	(2.0)	(9.4)
Consolidated operating income (loss)	$68.4	$(5.2)	$39.4

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

Investment Income.    Investment income consists of interest and dividend income from investment securities. See Note 4, Net Investment Income, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Expenses

Claims Incurred.    Our largest expense is medical claims incurred, or the cost of medical services we arrange for our members.  Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals, pharmacies, and other service providers, and to policyholders.  We generally pay our providers on one of three forms: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitation arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a PMPM payment and share the risk of certain medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios.  Claims incurred also include claims incurred in our life insurance and property and casualty insurance businesses.  Each segment’s results of operations depend to a significant extent on our ability to accurately predict and effectively manage claims and losses.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.

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

Operating Expenses.    Operating expenses include commissions to external brokers, general and administrative expenses, cost containment expenses such as case and disease management programs, and depreciation and amortization.  The operating expense ratio is calculated by dividing operating expenses by premiums earned, net plus administrative service fees.  A significant portion of our operating expenses are fixed costs.  Accordingly, it is important that we maintain certain level of volume of business in order to compensate for the fixed costs.  Significant changes in our volume of business will affect our operating expense ratio and results of operations.  We also have variable costs, which vary in proportion to changes in volume of business.

II. Membership

Our results of operations depend in large part on our ability to maintain or grow our membership.  In addition to driving revenues, membership growth is necessary to successfully introduce new products, maintain an extensive network of providers and achieve economies of scale.  Our ability to maintain or grow our membership is affected principally by the competitive environment, the economy, and general market conditions.

The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2017	2016	2015

Commercial (1)	475,026	509,157	547,634
Medicare	118,451	110,297	123,888
Medicaid	384,462	397,918	422,922
Total	977,939	1,017,372	1,094,444

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, federal government employees and local government employees.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2017, 2016 and 2015. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2017	2016	2015

Years ended December 31,
Revenues:
Premiums earned, net	$2,826.9	$2,890.6	$2,783.2
Administrative service fees	16.5	17.9	44.7
Net investment income	51.6	48.9	45.2
Other operating revenues	3.7	3.5	3.7
Total operating revenues	2,898.7	2,960.9	2,876.8
Net realized investment gains	10.8	17.4	18.9
Other income, net	6.6	6.5	7.0
Total revenues	2,916.1	2,984.8	2,902.7
Benefits and expenses:
Claims incurred	2,353.1	2,472.2	2,318.7
Operating expenses	477.2	493.9	518.7
Total operating costs	2,830.3	2,966.1	2,837.4
Interest expense	6.8	7.6	8.2
Total benefits and expenses	2,837.1	2,973.7	2,845.6
Income before taxes	79.0	11.1	57.1
Income (benefit) tax expense	24.5	(6.3)	5.1
Net income	54.5	17.4	52.0
Net loss attributable to non-controlling interest	-	-	(0.1)
Net income attributable to TSM	$54.5	$17.4	$52.1

Year ended December 31, 2017 compared with the year ended December 31, 2016

Operating Revenues

Premiums earned, net decreased by $63.7 million, or 2.2%, to $2.8 billion.  This decrease primarily reflects lower premiums in the Managed Care segment by $58.5 million mainly due to lower membership in the segment’s Medicaid and Commercial businesses, the impact of the suspension of the HIP fee pass through, and lower Medicare additional risk score revenue. These decreases were partially offset by higher average premium rates in the Commercial and Medicaid businesses as well as by higher Medicare membership.  Property and Casualty premiums decreased by $10.7 million year over year, mostly reflecting the $9.2 million estimated catastrophe reinsurance reinstatement costs following the impact of Hurricanes Irma and Maria in September 2017.

Administrative service fees decreased $1.4 million, or 7.8%, mainly due to lower membership enrolled in this business.

Net investment income increased $2.7 million, or 5.5%, to $51.6 million mostly as a result of higher invested balances.

Claims Incurred

Consolidated claims incurred decreased by $119.1 million, or 4.8%, to $2.4 billion, mostly due to lower claims in the Managed Care segment offset by an increase in claims in the Property and Casualty segment.  The decrease in Managed Care claims primarily reflects lower claims incurred across all businesses in the segment driven by the estimated decrease in utilization as a consequence of the aforementioned Hurricanes, lower enrollment in the Commercial and Medicaid enrollment, and favorable fluctuations in the prior period reserve developments in the Commercial and Medicare businesses. The Property and Casualty segment’s estimated net retained losses related to Hurricanes Irma and Maria were approximately $14.8 million after the application of reinsurance.  The consolidated loss ratio decreased by 230 basis points to 83.2%.  Excluding the impact of prior-period reserve developments, and moving the Medicare risk score revenue and other revenue adjustments to the corresponding period, the Managed Care MLR for the year was 83.7%, 100 basis points lower than the same metric from the prior year.

Operating Expenses

Consolidated operating expenses decreased by $16.7 million, or 3.4%, to $477.2 million.  The lower operating expenses are mostly the result of the decrease in the HIP Fee of $44.2 million due to the 2017 moratorium offset by increase in personnel costs, professional services, and business promotion expenses totaling approximately $30.4 million.

Income taxes

Consolidated income taxes increased by $30.8 million, to a net expense of $24.5 million.   The year over year change in income taxes primarily results from an increase in the taxable income from the Managed Care segment, which has a higher effective tax rate than our other segments.

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

•
The Property and Casualty segment reassessed the tax rate used to measure several temporary differences; as a consequence such rate was increased from 20% to 39%, resulting in an increase to its deferred tax expense of approximately $3.6 million in 2016

Managed Care Operating Results

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare Advantage and Medicaid.  For the year ended December 31, 2017, the Commercial, Medicare and Medicaid sectors represented 28.4%, 36.6% and 26.6% of our consolidated premiums earned, net, respectively.

(Dollar amounts in millions)	2017	2016	2015

Operating revenues:
Medical premiums earned, net:
Commercial	$803.3	$841.4	$844.6
Medicare	1,035.3	1,023.9	1,097.7
Medicaid	751.4	783.2	607.2
Medical premiums earned, net	2,590.0	2,648.5	2,549.5
Administrative service fees	21.6	22.4	49.3
Net investment income	16.6	15.1	11.8
Total operating revenues	2,628.2	2,686.0	2,610.6
Medical operating costs:
Medical claims incurred	2,218.3	2,347.5	2,196.7
Medical operating expenses	354.9	375.3	393.4
Total medical operating costs	2,573.2	2,722.8	2,590.1
Medical operating income (loss)	$55.0	$(36.8)	$20.5
Additional data:
Member months enrollment:
Commercial:
Fully-insured	3,981,347	4,209,920	4,492,395
Self-funded	1,967,668	2,144,621	2,221,327
Total Commercial member months	5,949,015	6,354,541	6,713,722
Medicare member months	1,457,363	1,394,272	1,447,420
Medicaid:
Fully-insured	4,631,316	4,829,729	3,855,945
Self-funded	-	-	4,229,082
Total Medicaid member months	4,631,316	4,829,729	8,085,027
Total member months	12,037,694	12,578,542	16,246,169
Medical loss ratio	85.6%	88.6%	86.2%
Operating expense ratio	13.6%	14.1%	15.1%

Year ended December 31, 2017 compared with the year ended December 31, 2016

Medical Operating Revenues

Medical premiums earned decreased by $58.5 million, or 2.2%, to $2.6 billion.  This decrease is principally the result of the following:

•
Medical premiums generated by the Commercial business decreased by $38.1 million, or 4.5%, to $803.3 million.  This fluctuation primarily reflects lower fully-insured enrollment during the year of approximately 228,600 member months and $14.5 million related to the suspension of the HIP fee pass-through; offset by an increase in average premium rates of approximately 5%.

•
Medical premiums generated by the Medicare business increased by $11.4 million, or 1.1%, to $1,035.3 million, primarily reflecting an increase in member months enrollment of approximately 63,100 lives.  This increase is partially offset by lower additional risk score revenue by $30.9 million as well as lower average premium rates due to a reduction in the 2017 Medicare reimbursement rates.

•
Medical premiums generated by the Medicaid business decreased by $31.8 million to $751.4 million.  This decrease primarily reflects lower fully-insured member months enrollment by approximately 198,400 lives, $10.8 million related to the suspension of the HIP fee pass-through as a result of the 2017 moratorium and, the impact of the 2.5% excess profit accrual that increased 2016 premiums by $10.9 million.  Decreases are partially offset by a $12.2 million increase in premium collections related to our compliance with the contract’s quality incentive metrics and the impact of the new premium rates that were effective July 1st 2017, which increased average premium rates by approximately 9%.

Medical Claims Incurred

Medical claims incurred decreased by $129.2 million, or 5.5%, to $2.2 billion.  The MLR of the segment decreased 300 basis points during the 2017 period, to 85.6%.  These fluctuations are primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $94.5 million, or 13.2%, during the 2017 period and its MLR, at 77.5%, was 770 basis points lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 77.9%, 590 basis points lower than the adjusted MLR for last year, primarily reflecting the estimated decrease in utilization caused by Hurricanes Irma and Maria in September 2017 as well as the ongoing claim trends that are lower than our premium trends following the continuity of our underwriting discipline.  The estimated decrease in utilization related to the aforementioned hurricanes account for approximately 310 of the 590 basis-points decrease in the adjusted MLR.

•
The medical claims incurred of the Medicare business decreased by $16.6 million, or 1.8%, during the 2017 period and its MLR decreased by 260 basis points, to 87.7%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016 and moving the additional risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 88.4%, about 80 basis points lower than last year. The estimated decrease in utilization caused by Hurricanes Irma and Maria mitigated the impact of the higher trends in Part B drugs and pharmacy benefits experienced by this business as well as the improvement of benefits in 2017 products taking advantage of the HIP fee moratorium.  The estimated decrease in utilization related to the aforementioned hurricanes lowered by approximately 270 basis points the adjusted MLR.

•
The medical claims incurred of the Medicaid business decreased by $18.2 million, or 2.6%, during the 2017 period and its MLR increased by 140 basis points, to 91.5%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016, as well as for the impact of the 2.5% excess profit accrual and this year’s quality incentive premiums, the Medicaid MLR would have been approximately 91.8%, about 180 basis points higher than last year.  The higher MLR primarily reflects increased pharmacy and outpatient claim trends, partially offset by the estimated decrease in utilization caused by Hurricanes Irma and Maria, which lowered the adjusted MLR by 30 basis points, and the impact of the higher premium rates that were effective July 1st 2017.

Medical Operating Expenses

Medical operating expenses decreased by $20.4 million, or 5.4%, to $354.9 million.  The operating expense ratio decreased by 50 basis points to 13.6% in 2017.  The lower operating expenses and expense ratio are mostly the result of the decrease in the HIP Fee of $44.2 million due to the 2017 moratorium offset by increase in personnel costs, professional services and business promotion expenses totaling approximately $28.1 million.

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

•
The medical claims incurred of the Medicare business decreased by $4.1 million, or 0.4%, during the 2016 period reflecting the previously mentioned decrease in membership and changes in benefit design included in 2016 products as the result of the decrease in reimbursement rates.  This decrease is offset by unfavorable prior period reserve developments.  The Medicare MLR was 90.3%, which is 570 basis points higher than the MLR for the prior year.  Adjusting for the effect of prior period reserve developments, and moving the 2015 final risk score revenue adjustments to its corresponding period, our Medicare MLR would have been 90.0%, about 530 basis points higher than last year.  The higher MLR primarily reflects higher Part B drug costs mainly related to cancer and rheumatoid arthritis, additional deterioration in the experience of End Stage Renal Disease (ESRD) and the effect of the decrease in 2016 Medicare reimbursement rates.

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

Life Insurance Operating Results

(Dollar amounts in millions)	2017	2016	2015

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums earned	$166.4	$161.3	$153.8
Assumed earned premiums	4.2	4.4	3.9
Ceded premiums earned	(8.8)	(8.8)	(9.6)
Premiums earned, net	161.8	156.9	148.1
Net investment income	24.8	24.9	24.5
Total operating revenues	186.6	181.8	172.6
Operating costs:
Policy benefits and claims incurred	87.3	86.9	82.6
Underwriting and other expenses	79.9	73.4	70.0
Total operating costs	167.2	160.3	152.6
Operating income	$19.4	$21.5	$20.0

Additional data:
Loss ratio	54.0%	55.4%	55.8%
Expense ratio	49.4%	46.8%	47.3%

Year ended December 31, 2017 compared with the year ended December 31, 2016

Operating Revenues

Premiums earned, net increased by $4.9 million, or 3.1% to $161.8 million, as the result of premium growth in the segment’s Individual Life and Cancer lines of business, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $0.4 million, or 0.5%, to $87.3 million, mostly reflecting a higher volume of business during the year, particularly in the Cancer and Individual Life lines of business, which claims increased by $2.7 million, offset by a decrease of $2.3 million in actuarial reserves.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $6.5 million, or 8.9%, to $79.9 million mostly reflects higher commissions following the segment’s premium growth mentioned above.  In addition, the segment has incurred in higher development and marketing expenses related to the expansion of the Costa Rica operations.  As a result, the segment’s operating expense ratio increased to 49.4%, or 260 basis points.

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

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2017	2016	2015

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$143.8	$133.1	$134.4
Premiums ceded	(62.3)	(46.0)	(48.7)
Change in unearned premiums	(4.3)	0.8	1.9
Premiums earned, net	77.2	87.9	87.6
Net investment income	9.5	8.9	8.7
Total operating revenues	86.7	96.8	96.3
Operating costs:
Claims incurred	50.8	40.8	42.6
Underwriting and other operating expenses	41.9	43.9	45.4
Total operating costs	92.7	84.7	88.0
Operating (loss) income	$(6.0)	$12.1	$8.3

Additional data:
Loss ratio	65.8%	46.4%	48.6%
Expense ratio	54.3%	49.9%	51.8%

Year ended December 31, 2017 compared with the year ended December 31, 2016

Operating Revenues

Total premiums written increased by $10.7 million, or 8.0%, to $143.8 million, driven by higher sales of Commercial property and Commercial liability products, mainly as a result of the acquisition of a large account, as well as to higher sales of Personal package products.

The premiums ceded to reinsurers increased by $16.3 million, or 35.4%, mostly reflecting higher premiums written in Commercial insurance products during 2017 as well as adjustments related to the catastrophe reinsurance, including $9.2 million for catastrophe reinsurance reinstatement costs.

The change in unearned premiums mostly reflects the segments higher premiums written in 2017.

Claims Incurred

Claims incurred increased by $10.0 million, or 24.5%, to $50.8 million mostly driven by $14.8 million of net losses related to Hurricanes Irma and Maria. As a result, the segment’s loss ratio increased by 1,940 basis points, to 65.8% during this period.  Estimated gross losses related to Hurricanes Irma and Maria were $6.4 million and $687.0 million, respectively.  While the segment’s ultimate losses cannot be determined with certainty at this time, management believes the catastrophe coverage for losses and allocated loss expenses is sufficient to cover anticipated gross losses.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $2.0 million, or 4.6%, to $41.9 million mostly due to lower personnel costs and net commissions.  The operating expense ratio increased by 440 basis points, to 54.3% in 2017.

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

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(Dollar amounts in millions)	2017	2016	2015
Sources (uses) of cash:
Cash provided by operating activities	$286.2	$6.5	$229.1
Net purchases of investment securities	(154.6)	(80.9)	(41.6)
Net capital expenditures	(21.4)	(4.8)	(9.1)
Proceeds from long-term borrowoings	24.3	-	-
Payments of long-term borrowings	(27.1)	(1.7)	(37.6)
Proceeds from policyholder deposits	13.6	18.2	16.5
Surrenders of policyholder deposits	(22.1)	(21.9)	(18.8)
Repurchase and retirement of common stock	(20.2)	(21.4)	(48.3)
Other	12.2	11.6	(2.4)
Net increase (decrease) in cash and cash equivalents	$90.9	$(94.4)	$87.8

Year ended December 31, 2017 compared to year ended December 31, 2016

Cash flow from operating activities increased by $279.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, principally due to, lower claims paid by $134.8 million, a decrease in cash paid to suppliers and employees of $191.6 million; offset by a decrease in premium collections of $55.1 million.

Increase in net purchases of investments in securities are part of our asset/liability management strategy using cash on hand.

Net capital expenditures increased by $16.6 million for the year ended December 31, 2017 mostly related to information technology initiatives in the Managed Care segment.

During the year 2017, we received the remaining $24.3 million from a loan with a commercial bank related with a credit agreement entered into in December 2016. These proceeds were used to prepay the outstanding principal amount of $24.0 million of the 6.6% senior unsecured notes.

In August 2017 the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year 2017, the Company repurchased and retired 861,415 shares of our Class B Common Stock shares at an average per share price of $23.38, for an aggregate cost of $20.2 million.

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

Stock Repurchase Program

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status. See Note 18, Stock Repurchase Program, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

  Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash collections and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2017, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of December 31, 2017.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of December 31, 2017 we are in compliance with these covenants.

On March 11, 2016 TSS entered into a $30.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and contained certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017, and was not renewed.

On April 18, 2017, TSA entered into a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points, matures on April 17, 2018, and includes certain financial and non-financial covenants that are customary for this type of facility.  As of December 31, 2017, there were $2.0 million outstanding in this line of credit.

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

•
The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, but excludes an estimate of the future cash outflows related to the following:

o
Alternative investments – The Company has $117.6 million of unfunded capital commitments related to alternative investments. These commitments were excluded from this disclosure due to the undeterminate nature of their cash flows.

o
Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow.  As of December 31, 2017, we had $86.3 million in unearned premiums.

o
Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain.  There are currently no significant policyholder deposits in paying status.  As of December 31, 2017, our policyholder deposits had a carrying amount of $176.5 million.

o
Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $107.9 million of other long-term liabilities are not reflected in the following table, including $33.7 million of liability for pension benefits, $21.9 million in deferred tax liabilities, and $52.3 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2018	2019	2020	2021	2022	Thereafter

Long-term borrowings (1)	$37.4	$4.2	$4.3	$4.2	$4.0	$3.9	$16.8
Operating leases	11.6	4.2	3.8	2.0	0.6	1.0	-
Purchase obligations (2)	297.9	236.2	42.0	5.4	4.5	2.3	7.5
Claim liabilities (3)	464.4	370.1	56.6	11.6	8.1	7.4	10.6
Estimated obligation for future policy benefits (4)	657.9	133.1	116.6	108.6	102.0	96.2	101.4
	$1,469.2	$747.8	$223.3	$131.8	$119.2	$110.8	$136.3

(1)
As of December 31, 2017, our long-term borrowings consist of a credit agreement entered with a commercial bank in Puerto Rico.  See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)
Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction.  Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above.  Estimated pension plan contributions amounting to $2.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)
Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses.  This amount does not include an estimate of claims to be incurred subsequent to December 31, 2017.  The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future.  Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $642.5 million of reserves had been ceded at December 31, 2017.

(4)
Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy.  We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns.  The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type.  All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2017 and are gross of any reinsurance recoverable.  The $657.9 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $339.5 million included in our audited consolidated financial statements principally due to the time value of money.  Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of Puerto Rico.  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM.  As of December 31, 2017, our insurance subsidiaries were in compliance with such minimum capital requirements.

These regulations are not directly applicable to TSM, as a holding company, since it is not an insurance company.

The $35.5 million credit agreement limits the amount of dividends or other distributions (including share repurchases) payable by the Corporation to $50 million per year.

We do not expect that any of the previously described dividend restrictions will have a significant effect on our ability to meet our cash obligations.

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS, TSA, and TSB to comply with certain specified levels of Risk Based Capital (”RBC”).  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2017, TSM and TSS estimated RBC ratio was above the 375% minimum BCBSA RBC requirement to avoid monitoring.  At December 31, 2017, TSA estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

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

Given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows.  For a description of our legal proceedings, see Note 23, Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2017, 2016 and 2015, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

In addition, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the “Association”).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2016 and 2015, the Association distributed to the Company an amount based on the good experience of the business amounting to $0.5 million and $0.7 million, respectively.  In December 2015 the Association declared a special dividend of $21 million subject to a special tax of 15% that was retained upon distribution.  This special dividend was paid in three installments during 2016.  The share of the Property and Casualty segment in this special dividend was approximately $1.7 million, net of tax.  In June 2017, the Association declared a special dividend of $70 million as authorized by a recent amendment to the Act creating the Association.  The distribution was subject to a unique and special tax rate of 50% that was already paid to the Puerto Rico Treasury.  The dividend net of tax is payable in December 2018.  The share of the Property and Casualty segment in this distribution is $2.4 million

The Property and Casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $1 thousand in 2017, 2016 and 2015.

V. Critical Accounting Estimates

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K have been prepared in accordance with GAAP applied on a consistent basis.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We continually evaluate the accounting policies and estimates we use to prepare our consolidated financial statements.  In general, management’s estimates are based on historical experience and various other assumptions it believes to be reasonable under the circumstances.  The following is an explanation of our accounting policies considered most significant by management.  These accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Such estimates and assumptions could change in the future as more information is known.  Actual results could differ materially from those estimates.

The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.  For all these policies, management cautions that future events may not necessarily develop as forecasted, and that the best estimates routinely require adjustment.  Management believes that the amounts provided for these critical accounting estimates are adequate.

Claim Liabilities

Claim liabilities by segment as of December 31, 2017 were as follows:

(Dollar amounts in millions)

Managed care	$367.0
Property and casualty insurance	694.4
Life insurance	45.5
Consolidated	$1,106.9

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

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2017, claim liabilities for the managed care segment amounted to $367.0 million and represented 33.1% of our total consolidated claim liabilities and 16.6% of our total consolidated liabilities.

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

Circumstances to be considered in developing our best estimate of reserves include changes in enrollment, utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns, and claim submission patterns.  A comparison or prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination.  In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability.  Changes in such development are recorded as a change to current period benefit expense.  The re-estimates or recasts are done monthly for the previous four calendar quarters.  On average, about 92% of the claims are paid within three months after the last day of the month in which they were incurred and about 5% are within the next three months, for a total of 97% paid within six months after the last day of the month in which they were incurred.

Management regularly reviews its assumptions regarding claim liabilities and makes adjustments to claims incurred when necessary.  If management’s assumptions regarding cost trends and utilization are significantly different than actual results, our consolidated statement of earnings and financial position could be impacted in future periods.  Changes to prior year estimates may result in an increase in claims incurred or a reduction of claims incurred in the period the change is made.  Further, due to the considerable variability of health care costs, adjustments to claims liabilities are made in each period and are sometimes significant as compared to the net income recorded in that period.  Prior year development of claim liabilities is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that an additional liability should have been accrued.  Health care trends are monitored in conjunction with the claim reserve analysis.  Based on these analyses, rating trends are adjusted to anticipate future changes in health care cost or utilization.  Thus, the managed care segment incorporates those trends as part of the development of premium rates in an effort to keep premium rating trends in line with claims trends.

As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2017 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
In completion factor	In unpaid claim liabilities	In claims trend factor	In unpaid claim liabilities

-1.2%	$18.1	1.5%	$20.1
-0.8%	12.0	1.0%	13.5
-0.4%	6.0	0.5%	6.7
0.4%	(5.9)	-0.5%	(6.7)
0.8%	(11.8)	-1.0%	(13.5)
1.2%	(17.6)	-1.5%	(20.1)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.

(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

The following table shows the variance between the segment’s incurred claims for current period insured events and the incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in Note 10, Claim Liabilities and Claim Adjustment Expenses, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).  This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions)	2016	2015	2014

Years ended December 31,
Total incurred claims:
As reported (1)	$2,356.6	$2,216.3	$1,665.3
On a retrospective basis	2,343.8	2,207.3	1,645.6
Variance	$12.8	$9.0	$19.7
Variance to total incurred claims as reported	0.5%	0.4%	1.2%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2017 estimate of medical claims payable will be known during 2018.

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

Life Insurance Segment

At December 31, 2017, claim liabilities for the life insurance segment amounted to $45.5 million and represented 4.1% of total consolidated claim liabilities and 2.1% of our total consolidated liabilities.

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

Property and Casualty Insurance Segment

At December 31, 2017, claim liabilities for the property and casualty insurance segment amounted to $694.4 million and represented 62.7% of the total consolidated claim liabilities and 31.5% of our total consolidated liabilities.  Claims liabilities related to losses caused by Hurricanes Irma and Maria amount to approximately $605 million.

Estimates of the ultimate cost of claims and loss-adjustment expenses of this segment are based largely on the assumption that past developments, with appropriate adjustments due to known or unexpected changes, are a reasonable basis on which to predict future events and trends, and involve a variety of actuarial techniques that analyze current experience, trends and other relevant factors.  Property and casualty insurance claim liabilities are categorized and tracked by line of business.  Medical malpractice policies are written on a claims-made basis.  Policies written on a claims-made basis require that claims be reported during the policy period.  Other lines of business are written on an occurrence basis. Hurricane losses include the use of models from industry recognized firms having data, historical and current information about the events, to estimate ultimate losses.  These estimates are supplemented by internal estimates of other costs deemed necessary to develop the ultimate losses.

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

At December 31, 2017, the actuarial reserve range determined by the actuaries was from $638 million to $760 million.  Excluding Hurricanes losses, the range is $84 million to $99 million.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.4 million.

Liability for Future Policy Benefits

Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  We compute the amounts for actuarial liabilities in conformity with GAAP.

Liabilities for future policy benefits for whole life and term insurance products and active life reserves for accident and health products are computed by the net level premium method, using interest assumptions ranging from 3.90% to 5.75% and withdrawal, mortality, morbidity and maintenance expense assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable).  Accident and health unpaid claim reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience.  Deferred annuity reserves are carried at the account value.

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

The costs of acquiring new life business, principally commissions, and certain variable underwriting and policy issue expenses of our life insurance segment, have been deferred.  These costs, including value of business acquired (“VOBA”) recorded upon our acquisitions of TSV and TSB, are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits.  The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits.  For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs.  The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

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

The property and casualty business acquisition costs consist of commissions net of reinsurance commissions, during the production of business are deferred and amortized ratably over the terms of the policies.  The method used in calculating deferred acquisition costs limits the amount of such deferred costs to actual costs or their estimated realizable value, whichever is lower.

Impairment of Investments

Impairment of an investment exists if a decline in the estimated fair value is below the amortized cost of the security.  Management regularly monitors and evaluates the difference between the cost and estimated fair value of investments.  For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable.  This process is not exact and further requires consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate.  Due to the subjective nature of our analysis, along with the judgment that must be applied in the analysis, it is possible that we could reach a different conclusion whether or not to impair a security if we had access to additional information about the investee.  Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what we determined during its analysis, which may lead to a different impairment conclusion in future periods.  If after monitoring and analyzing impaired securities, management determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value according to current accounting guidance.  The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.  In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment.  For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

Management reviews investment portfolios under our impairment review policy.  Given current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be recorded in future periods.  Management from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

During the year ended December 31, 2017, we recognized an other-than-temporary impairment amounting to $49 thousands on equity securities classified as available for sale.  The impairment analysis indicated that, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuers, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016 is included in Note 3, Investment in Securities, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables considering, among other things, the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the Island.  The allowance for doubtful receivables amounted to $35.9 million and $37.3 million as of December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, the Company had premiums and other receivables of $81.8 million and $57.8 million, respectively, from the Government of Puerto Rico, including its agencies, municipalities, and public corporations.  The related allowance for doubtful receivables as of December 31, 2017 and 2016 was $16.4 million and $18.9 million, respectively.  The amount of the allowance is based on the aging of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2017 were $25.4 million and $3.6 million, respectively.  At December 31, 2016 the consolidated goodwill and other intangible assets were $25.4 million and $4.9 million, respectively.   The goodwill and other intangible assets balance for both years were primarily related to the acquisition of TSA in 2011.  As of December 31, 2017 and 2016, the TSA goodwill was $25.0 million.  As of December 31, 2017 and 2016 other intangible assets related to the TSA acquisition were $3.5 million and $4.6 million, respectively.

We account for goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (ASC) No. 350, Goodwill and Other Intangible Assets, which specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.  Under this guidance, goodwill is not amortized but is tested for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps.

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

Our goodwill impairment test uses the income approach to estimate a reporting unit’s fair value.  Use of the income approach for our goodwill impairment test reflects our view that valuation methodology provides a reasonable estimate of fair value.  The income approach is developed using assumptions about future premiums, expected claims, MLR, operating expenses and net income derived from our internal planning process and historical trends.  These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital.  It assumes the effective implementation of measures to contain the utilization and cost trends. The company also uses the market approach as part of their impairment analysis.  Events or changes in circumstances, including a decrease in membership, an increase in MLR and/or operating expenses, could result in goodwill impairment.

As required by Financial Accounting Standard Board (“FASB”) guidance, we completed our annual impairment tests of existing goodwill during the fourth quarter of 2017 and 2016.  Certain interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.  On the other hand, in October 2016 the TSA HMO contract scored 4.0 overall on a 5.0 star rating system, increasing 1.0 versus the prior year, and achieved 5 stars in Part D, all of this is expected to generate additional premiums in 2018.  The result of the impairment test performed in 2017 and 2016 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 26% and 47%, respectively.

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

Other Significant Accounting Policies

We have other accounting policies that are important to an understanding of the consolidated financial statements.  See Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Risk Measurement

Our available-for-sale and held-to-maturity securities are a source of market risk.  As of December 31, 2017 approximately 76% and 100% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed maturity securities.  The remaining balance of the available-for-sale portfolio is comprised of equity securities and alternative investments.  Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200, and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2017 and 2016.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)
Change in Interest Rates	Expected Fair Value	Amount of Decrease	% Change

December 31, 2017:
Base Scenario	$1,219.3
+100 bp	1,163.4	(55.9)	(4.6)%
+200 bp	1,111.7	(107.6)	(8.8)%
+300 bp	1,062.4	(156.9)	(12.9)%
December 31, 2016:
Base Scenario	$1,154.6
+100 bp	1,102.0	(52.6)	(4.6)%
+200 bp	1,053.2	(101.4)	(8.9)%
+300 bp	1,007.1	(147.5)	(13.0)%

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

Equity Price Risk

Our equity securities in the available-for-sale portfolio is composed of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments as well as certain alternative investments in the form of commitments to limited liability partnerships. The fixed income mutual funds invest in loan participations, high yield debt and emerging market debt.  The fixed income funds invest primarily in debt securities issued or guaranteed by corporations, financial institutions and governmental entities that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s.

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

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2017 and 2016, the hypothetical loss in the fair value of these investments would have been approximately $37.7 million and $27.0 million, respectively.

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

Financial Statements

For our audited consolidated financial statements as of December 31, 2017 and 2016 and for each of the three years ended December 31, 2017, 2016 and 2015 see Index to consolidated financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2017
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$702,273	$722,891	$714,325	$687,443	$2,826,932
Administrative service fees	4,379	4,548	3,391	4,196	16,514
Net investment income	12,016	12,698	12,395	14,506	51,615
Other operating revenues	965	1,121	941	633	3,660
Total operating revenues	719,633	741,258	731,052	706,778	2,898,721
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	-	-	(49)	(49)
Net realized gains, excluding other-than-temporary impairment losses on securities	336	4,054	3,753	2,737	10,880
Total net realized investment gains	336	4,054	3,753	2,688	10,831
Other income, net	2,525	587	3,409	12	6,533
Total revenues	722,494	745,899	738,214	709,478	2,916,085
Benefits and expenses
Claims incurred	620,863	611,297	583,625	537,316	2,353,101
Operating expenses	110,946	118,720	119,145	128,402	477,213
Total operating costs	731,809	730,017	702,770	665,718	2,830,314
Interest expense	1,686	1,721	1,709	1,678	6,794
Total benefits and expenses	733,495	731,738	704,479	667,396	2,837,108
(Loss) income before taxes	(11,001)	14,161	33,735	42,082	78,977
Income tax (benefit) expense	(6,658)	1,456	11,824	17,874	24,496
Net (loss) income	(4,343)	12,705	21,911	24,208	54,481
Less: Net loss attributable to non-controlling interest	1	-	1	3	5
Net (loss) income attributable to TSM	$(4,342)	$12,705	$21,912	$24,211	$54,486
Basic net (loss) income per share	$(0.18)	$0.52	$0.91	$1.02	$2.27
Diluted net (loss) income per share	$(0.18)	$0.52	$0.91	$1.01	$2.26

	2016
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$738,534	$729,049	$721,187	$701,871	$2,890,641
Administrative service fees	5,083	4,520	4,146	4,094	17,843
Net investment income	11,358	12,875	12,337	12,343	48,913
Other operating revenues	812	915	871	863	3,461
Total operating revenues	755,787	747,359	738,541	719,171	2,960,858
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(1,434)	-	-	(1,434)
Net realized gains, excluding other-than-temporary impairment losses on securities	58	2,954	5,376	10,425	18,813
Total net realized investment gains	58	1,520	5,376	10,425	17,379
Other income, net	875	3,859	734	1,101	6,569
Total revenues	756,720	752,738	744,651	730,697	2,984,806
Benefits and expenses
Claims incurred	626,694	622,087	629,169	594,241	2,472,191
Operating expenses	122,980	121,112	123,406	126,396	493,894
Total operating costs	749,674	743,199	752,575	720,637	2,966,085
Interest expense	1,882	1,954	1,893	1,906	7,635
Total benefits and expenses	751,556	745,153	754,468	722,543	2,973,720
Income (loss) before taxes	5,164	7,585	(9,817)	8,154	11,086
Income tax expense (benefit)	1,709	3,707	(7,873)	(3,888)	(6,345)
Net income (loss)	3,455	3,878	(1,944)	12,042	17,431
Less: Net loss attributable to non-controlling interest	1	2	3	1	7
Net income (loss) attributable to TSM	$3,456	$3,880	$(1,941)	$12,043	$17,438
Basic net income (loss) per share	$0.14	$0.16	$(0.08)	$0.49	$0.71
Diluted net income (loss) per share	$0.14	$0.16	$(0.08)	$0.49	$0.71

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Triple-S Management Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Triple S Management Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statements schedules as of and for the year ended December 31, 2017, of the Company and our report dated March 7, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 7, 2018

Stamp No. E308502
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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2017, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Part IV

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2017 and 2016

F-3	Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015

F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

F-7	Notes to Consolidated Financial Statements – December 31, 2017, 2016 and 2015

Financial Statements Schedules	Description

S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts

S-5	Schedule VI – Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations

Schedule I – Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements.

Item 16.	Form 10-K Summary

None

The exhibits listed on the Exhibits Index starting on page 94 of this report are filed herewith or are incorporated herein by reference.

Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 001-33865).

3(i)(b)
Amendment to Article Tenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation, incorporated by reference to Exhibit 3(i)(b) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

Exhibits	Description

3(i)(c)
Articles of Incorporation of Triple-S Management Corporation, as currently in effect, incorporated by reference to Exhibit 3(i)(c) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(i)(d)
Amendments to Article Tenth and Thirteenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-33865)).

3(i)(e)
Composite Amended and Restated Articles of Incorporation of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3(i)(e) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-33865)).

3(ii)	Amended and Restated Bylaws of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on June 11, 2010 (File No. 001-33865)).

10.1*
Amendment to the Contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc. to administer the provision of physical & behavioral health services under the Government Health Plan Program (File No. 001-33865).

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

10.23
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

10.25	Employment Contract between Roberto García-Rodríguez and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K/A filed on January 6, 2016 (File No. 001-33865)).

10.26
Credit Agreement dated December 28, 2016 by and between Triple-S Management Corporation and FirstBank Puerto Rico (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on December 30, 2016 (File No. 001-33865)).

10.27	TSM 2017 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to TSM’s Form S-8 dated May 11, 2017 (File No. 001-33865)).

10.28
Amendment to Extend Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-33865)).

10.29
Master Services Agreement, dated as of August 29, 2017, by and between Triple-S Salud, Inc. and OptumInsight, Inc. (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33865)).

10.30
Amendment to Extend Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as of September 28, 2017, by and between the Administracion de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc. (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33865)).

11.1
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

21*	List of Subsidiaries of TSM

Exhibits	Description

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 99.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

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

Triple-S Management Corporation
Registrant

By:	/s/ Roberto García-Rodríguez	Date:	March 7, 2018
Roberto García-Rodríguez
President and Chief Executive Officer

By:	/s/ Juan J. Román-Jiménez	Date:	March 7, 2018
Juan J. Román-Jiménez
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 7, 2018
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Cari M. Domínguez	Date:	March 7, 2018
Cari M. Domínguez
Director and Vice-Chairman of the Board

By:	/s/ David H. Chafey, Jr	Date:	March 7, 2018
David H. Chafey, Jr.
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 7, 2018
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 7, 2018
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 7, 2018
Manuel Figueroa-Collazo
Director

By:	/s/ Joseph A. Frick	Date:	March 7, 2018
Joseph A. Frick
Director

By:	/s/ Roberto Santa María-Ros	Date:	March 7, 2018
Roberto Santa María-Ros
Director

By:	/s/ Gail B. Marcus	Date:	March 7, 2018
Gail B. Marcus
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2017, 2016, and 2015

Page(s)

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triple-S Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 7, 2018

Stamp No. E308501
affixed to original.

We have served as the Company's auditor since 2015.

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2017 and 2016
(dollar amounts in thousands, except share data)

Assets	2017	2016
Investments and cash
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $1,171,651 in 2017 and $1,104,303 in 2016)	$1,216,788	$1,151,643
Equity securities (cost of $327,129 in 2017 and $240,699 in 2016)	377,293	270,349
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $2,475 in 2017 and $3,012 in 2016)	2,319	2,836
Policy loans	9,077	8,564
Cash and cash equivalents	198,941	103,428
Total investments and cash	1,804,418	1,536,820
Premium and other receivables, net	899,327	286,365
Deferred policy acquisition costs and value of business acquired	200,788	194,787
Property and equipment, net	74,716	66,369
Deferred tax asset	65,123	57,768
Goodwill	25,397	25,397
Other assets	46,996	51,493
Total assets	$3,116,765	$2,218,999
Liabilities and Stockholders’ Equity
Claim liabilities	1,106,876	487,943
Liability for future policy benefits	339,507	321,232
Unearned premiums	86,349	79,310
Policyholder deposits	176,534	179,382
Liability to Federal Employees’ Health Benefits and Federal Employees' Programs	52,287	34,370
Accounts payable and accrued liabilities	354,894	169,449
Deferred tax liability	21,891	18,850
Long term borrowings	32,073	35,085
Liability for pension benefits	33,672	30,892
Total liabilities	2,204,083	1,356,513

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders' equity Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at December 31, 2017 and 2016	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,627,077 and 23,321,163 shares at December 31, 2017 and 2016, respectively	22,627	23,321
Additional paid-in capital	53,142	65,592
Retained earnings	785,390	730,904
Accumulated other comprehensive income, net	51,254	42,395
Total Triple-S Management Corporation stockholders' equity	913,364	863,163
Non-controlling interest in consolidated subsidiary	(682)	(677)
Total stockholders' equity	912,682	862,486
Total liabilities and stockholders’ equity	$3,116,765	$2,218,999

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share data)

	2017	2016	2015
Revenues:
Premiums earned, net	$2,826,932	$2,890,641	$2,783,154
Administrative service fees	16,514	17,843	44,705
Net investment income	51,615	48,913	45,174
Other operating revenues	3,660	3,461	3,719
Total operating revenues	2,898,721	2,960,858	2,876,752
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(49)	(1,434)	(5,212)
Net realized gains, excluding other-than-temporary impairment losses on securities	10,880	18,813	24,153
Total net realized investment gains	10,831	17,379	18,941

Other income, net	6,533	6,569	7,043
Total revenues	2,916,085	2,984,806	2,902,736
Benefits and expenses:
Claims incurred (net of reinsurance of $683,421, $11,319 and $15,738)	2,353,101	2,472,191	2,318,715
Operating expenses	477,213	493,894	518,721
Total operating costs	2,830,314	2,966,085	2,837,436
Interest expense	6,794	7,635	8,169
Total benefits and expenses	2,837,108	2,973,720	2,845,605
Income before taxes	78,977	11,086	57,131
Income tax expense (benefit)	24,496	(6,345)	5,099
Net income	54,481	17,431	52,032
Less: Net loss attributable to non-controlling interest	5	7	89

Net income attributable to Triple-S Management Corporation	$54,486	$17,438	$52,121
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$2.27	$0.71	$2.03
Diluted net income per share	$2.26	$0.71	$2.02

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income
December 31, 2017, 2016, and 2015
(dollar amounts in thousands)

	2017	2016	2015
Net income	$54,481	$17,431	$52,032
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	13,867	(107)	(38,989)
Defined benefit pension plan:
Actuarial (loss) gain, net	(5,028)	18,232	16,105
Prior service credit, net	20	(1,353)	(269)
Total other comprehensive income (loss), net of tax	8,859	16,772	(23,153)
Comprehensive income	63,340	34,203	28,879
Comprehensive loss attributable to non-controlling interest	5	7	89
Comprehensive income attributable to Triple-S Management Corporation	$63,345	$34,210	$28,968

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity
December 31, 2017, 2016, and 2015
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2014	$2,378	$24,654	$121,405	$661,345	$48,776	$858,558	$(532)	$858,026
Share-based compensation	-	202	8,088	-	-	8,290	-	8,290
Stock issued upon exercise of stock options	-	13	166	-	-	179	-	179
Common stock conversion	(1,427)	1,427	-	-	-	-	-	-
Repurchase and retirement of common stock	-	(2,248)	(46,221)	-	-	(48,469)	-	(48,469)
Non-controlling interest decrease related to retirement of consolidated subsidiary common stock	-	-	-	-	-	-	(49)	(49)
Net change in comprehensive income (loss)	-	-	-	52,121	(23,153)	28,968	(89)	28,879
Balance, December 31, 2015	$951	$24,048	$83,438	$713,466	$25,623	$847,526	$(670)	$846,856
Share-based compensation	-	223	2,576	-	-	2,799	-	2,799
Stock issued upon exercise of stock options	-	4	51	-	-	55	-	55
Repurchase and retirement of common stock	-	(954)	(20,473)	-	-	(21,427)	-	(21,427)
Net change in comprehensive income (loss)	-	-	-	17,438	16,772	34,210	(7)	34,203
Balance, December 31, 2016	$951	$23,321	$65,592	$730,904	$42,395	$863,163	$(677)	$862,486
Share-based compensation	-	167	6,909	-	-	7,076	-	7,076
Repurchase and retirement of common stock	-	(861)	(19,359)	-	-	(20,220)	-	(20,220)
Net change in comprehensive income (loss)	-	-	-	54,486	8,859	63,345	(5)	63,340
Balance, December 31, 2017	$951	$22,627	$53,142	$785,390	$51,254	$913,364	$(682)	$912,682

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2017, 2016, and 2015
(dollar amounts in thousands)

	2017	2016	2015
Cash flows from operating activities
Net income	$54,481	$17,431	$52,032
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,198	14,120	16,379
Net amortization of investments	10,114	8,671	6,854
Additions to the allowance for doubtful receivables	1,462	1,601	16,121
Deferred tax benefit	(9,916)	(8,326)	(5,070)
Net realized investment gains on sale of securities	(10,831)	(17,379)	(18,941)
Interest credited to policyholder deposits	5,677	3,794	5,690
Share-based compensation	7,076	2,463	8,290
(Increase) decrease in assets
Premium and other receivables, net	(614,424)	(5,320)	6,399
Deferred policy acquisition costs and value of business acquired	(6,596)	(7,286)	(6,548)
Deferred taxes	4,946	(4,799)	3,616
Other assets	5,117	(9,009)	(2,630)
Increase (decrease) in liabilities
Claim liabilities	618,933	(3,822)	101,679
Liability for future policy benefits	18,275	31,702	18,146
Unearned premiums	7,039	(950)	(2,396)
Liability to FEHBP	17,917	7,675	11,029
Accounts payable and accrued liabilities	166,450	(24,095)	18,444
Net cash provided by operating activities	288,918	6,471	229,094

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2017, 2016, and 2015
(dollar amounts in thousands)

	2017	2016	2015
Cash flows from investing activities
Proceeds from investments sold or matured Securities available for sale
Fixed maturities sold	$463,232	$400,848	$355,045
Fixed maturities matured	18,893	56,988	67,615
Equity securities sold	59,963	109,049	100,152
Securities held to maturity
Fixed maturities matured	2,712	1,538	640
Acquisition of investments
Securities available for sale
Fixed maturities	(560,304)	(482,252)	(469,198)
Equity securities	(134,834)	(163,119)	(92,844)
Securities held to maturity
Fixed maturities	(2,197)	(1,445)	(624)
Other investments	(2,064)	(2,493)	(2,427)
Net disbursements for policy loans	(513)	(663)	(641)
Net capital expenditures	(21,359)	(4,750)	(9,094)
Net cash used in investing activities	(176,471)	(86,299)	(51,376)
Cash flows from financing activities
Repurchase and retirement of common stock	(20,220)	(21,371)	(48,287)
Change in outstanding checks in excess of bank balances	12,683	12,250	(1,786)
Repayments of long-term borrowings	(2,836)	(1,742)	(37,640)
Net proceeds from revolving line of credit	1,964	-	-
Proceeds from policyholder deposits	13,557	18,224	16,563
Surrenders of policyholder deposits	(22,082)	(21,923)	(18,787)
Net cash used in financing activities	(16,934)	(14,562)	(89,937)
Net increase (decrease) in cash and cash equivalents	95,513	(94,390)	87,781
Cash and cash equivalents
Beginning of year	103,428	197,818	110,037
End of year	$198,941	$103,428	$197,818

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

1.	Nature of Business

Triple-S Management Corporation (the Corporation, the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries: (1) Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA), managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV) and Triple-S Blue, Inc. (TSB), which are engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3)  Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies.  The Company, TSS and TSA are members of the Blue Cross and Blue Shield Association (BCBSA). The Company and the above mentioned subsidiaries are subject directly or indirectly to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the General Superintendence of Insurance of Costa Rica, the U.S. Virgin Islands (USVI), the British Virgin Islands (BVI) Financial Services Commission, and the Anguilla Financial Services Commission.

The Company also owns a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  Effective April 1, 2015, the government changed the Medicaid delivery model from an administrative service only (ASO) to a risk based model.  Under the risk based delivery model, TSS provides healthcare services to only two service regions.  This contract is effective until June 30, 2018.

The Company has another wholly owned subsidiary, Interactive Systems, Inc., which is mainly engaged in providing data processing services to the Company and its subsidiaries.

A substantial majority of the Company’s business activity is within Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
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

Cash Equivalents
The Company considers all highly liquid debt instruments with maturities of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are recorded at cost, which approximates fair value.  Cash equivalents of $87,572 and $24,486 at December 31, 2017 and 2016, respectively, consist principally of money market funds and certificates of deposit with original maturities of three months or less.

Investments
Investment in securities at December 31, 2017 and 2016 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, collateralized mortgage obligations, and equity securities.  The Company classifies its debt and equity securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

Available-for-sale securities are recorded at fair value.  The fair values of debt securities (both available-for-sale and held-to-maturity investments) and equity securities are based on quoted market prices for those or similar investments at the reporting date.  Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts, respectively.    Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are included in earnings and are determined on a specific‑identification basis.

Transfers of securities between categories are recorded at fair value at the date of transfer.  Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of other comprehensive income.  The unrealized holding gains or losses included in the separate component of other comprehensive income for securities transferred from available-for-sale to held-to-maturity, are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

If a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in earnings in the Company’s consolidated statements of earnings.  For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that such securities will not have to be sold, but the Company expects not to fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in earnings in the Company’s consolidated statements of earnings and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.  Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

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
December 31, 2017, 2016, and 2015
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

Premiums for the Medicaid business are based on a bid contract with the Puerto Rico Health Insurance Administration (ASES by its Spanish acronym) and billed in advance of coverage period.  Under the risk-based Medicaid contract, there is an excess profit agreement which stipulates that the profit of TSS for each fiscal year of the contract term shall not exceed two and a half percentage (2.5%) of the fixed amount paid by ASES for each member.  In the event that the profit exceeds this amount, TSS and ASES shall share the excess profit in proportions of fifty percent (50%), subject to the compliance by TSS with certain quality metrics.  ASES retains the right to determine the outcome of the excess profit agreement that is based on audited financial statements of the contracted services submitted annually by TSS and the validation of the incurred-but-not-reported reserve by ASES’s actuary.  We estimate the effect of this arrangement on a monthly basis and reflect the adjustments to premium revenue in current operations.  We report any estimated net amounts due to ASES within accounts payable and accrued liabilities in the consolidated balance sheets. As the contract year progresses and additional information becomes available, any excess profit will be recorded in the operating results of the period in which the information becomes available.

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period.  We recognize premium revenue in the period in which we are obligated to provide services to our members. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue throughout the related coverage period.  MA contracts are renewed annually and provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company.  Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership.  These risk adjustments are evaluated quarterly, based on actuarial estimates.  Actual results could differ from these estimates.  We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collections is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate settlements are received from CMS, or we receive notification of such settlement amounts.  The data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlements occur, which may result in the refund of premiums to CMS.  As additional information becomes available, the recorded estimate is revised and reflected in operating results in the period in which it becomes available.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Prescription drug coverage is offered to Medicare eligible beneficiaries as part of MA plans (MA-PD).  Premiums are based on a bid contract with CMS that considers the estimated costs of providing prescription drug benefits to enrolled participants.  MA-PD premiums are subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug costs included in the bids to CMS to actual prescription drug costs.  Variances exceeding certain thresholds may result in CMS making additional payments or in CMS requesting a refund for a portion of the premiums collected.  The Company estimates and records adjustments to earned premiums related to estimated risk corridor payments based upon actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period.

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
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs of acquiring business in the life and accident and health, and property and casualty segments are deferred by the Company.  Substantially all acquisition costs related to the managed care segment are expensed as incurred.

In the life and accident and health segment, deferred acquisition costs (DAC) consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, from 3.90% to 5.75% for 2017, 5.15% for 2016, and from 4.50% to 4.90% for 2015, and, in the case of the value of business acquired, at the time of any acquisition.

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

Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are updated for current and future issues which may result in a change or release of deferred policy acquisition costs amortization through the consolidated statements of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

Long-Lived Assets, including Goodwill
Long‑lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets. During 2017, 2016 and 2015, impairment tests on intangible assets were performed and based on the results of the tests no impairment was recorded.

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment, and are tested for impairment more frequently if events or circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level.  The Company may perform a qualitative analysis under certain circumstances, or perform a two-step quantitative analysis. In the qualitative analysis, the Company determines if it is more likely than not that the fair value of a reporting unit is less than its carrying amount by assessing current events and circumstances. If there are factors present indicating potential impairment, the Company would proceed to the two-step quantitative analysis. The two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).   First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The annual impairment test is based on an evaluation of estimated future discounted cash flows. The Company also uses the market approach as part of their impairment analysis.  The estimated discounted cash flows are based on the best information available, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense.

Claim Liabilities
Managed care claim liabilities mostly represent the Company’s estimate of medical costs incurred but not yet paid to providers based on experience and accumulated statistical data.  Loss-adjustment expenses related to such claims are currently accrued based on estimated future expenses necessary to process such claims.  Claim liabilities are the most significant estimate included in our consolidated financial statements.  Such estimate is developed consistently using standard actuarial methodologies based upon key assumptions, which vary by business segment.  The most significant assumptions used in the development of managed care claim liabilities include current payment experience, trend factors, and completion factors.  Managed care trend factors in our standard actuarial methodologies include contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business, changes in membership and other factors.

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

The Company contracts with various independent practice associations (IPAs) for certain medical care services provided to certain policies subscribers.  The IPAs are compensated on a capitation basis and capitation payables are included within claim liabilities. Capitation is amounts paid to the aforementioned IPAs on a fixed-fee per member per month basis.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Claim liabilities also include unpaid claims and loss-adjustment expenses of the life and accident and health segment based on a case-basis estimate for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses.  The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.

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

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $2,798, $3,182, and $3,379, during the years ended December 31, 2017, 2016, and 2015, respectively, is included within the interest expense in the accompanying consolidated statements of earnings.

Policyholder account balances for universal life and interest sensitive products are equal to policy account values. The policy account primarily comprises cumulative deposits received and interest credited to the policyholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  Interest rates credited to policyholder account balances during 2017 range from 2.0% to 4.5% and during 2016 range from 1.25% to 4.5% for universal life and interest sensitive products.  The universal life and interest sensitive products represented $75,956 and $69,445 of the policyholder deposits balance on the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

Premiums ceded and recoveries of losses and loss-adjustment expenses have been reported as a reduction of premiums earned and losses and loss-adjustment expenses incurred, respectively.  Property and casualty commission and expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are presented within premium and other receivables, net in the accompanying consolidated balance sheets.  Accounts payable and accrued liabilities within the accompanying consolidated balance sheets include $110,850 of advances received for hurricane related claims as of December 31, 2017.

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

Health Insurance Providers Fee
The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee, which was effective January 1, 2014, becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year.  The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight line basis. The fee payment is due on September 30 of each year.  During the year ended December 31, 2017, the HIP Fee was waived, for all health insurance providers.  The Company incurred approximately $44,100 and $34,500 of such fees in 2016 and 2015, respectively, which are presented within operating expenses in the accompanying consolidated statement of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Insurance-Related Assessments
The Company records a liability for insurance-related assessments when the following three conditions are met: (1) the assessment has been imposed or the information available prior to the issuance of the consolidated financial statements indicates it is probable that an assessment will be imposed; (2) the event obligating an entity to pay (underlying cause of) an imposed or probable assessment has occurred on or before the date of the consolidated financial statements; and (3) the amount of the assessment can be reasonably estimated.  A related asset is recognized when the paid or accrued assessment is recoverable through either premium taxes or policy surcharges.

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

Share‑Based Compensation
Share-based compensation is measured at the fair value of the award and recognized as an expense in the consolidated financial statements over the vesting period.

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

Recently Issued Accounting Standards
On January 5, 2016, the Financial Accounting Standards Board (FASB) issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The guidance for equity securities will be adopted effective January 1, 2018 as a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal as of the implementation date.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
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

On May 9, 2016, the FASB issued guidance which affects only the narrow aspects of guidance related to revenue from contracts with customers that include: (1) clarification of the collectability criterion and the addition of a new criterion to clarify when revenue would be recognized for a contract that fails to meet the criteria in step 1 of the core principle of the guidance (i.e., identifying the contracts with a customer); (2) presentation of sales taxes and similar taxes collected from customers; (3) non-cash consideration; (4) contract modifications at transition; (5) completed contracts at transition; and (6) clarification that an entity that retrospectively applies in the guidance to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption, but is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. On September 29, 2017, the FASB issued guidance amending prior Securities and Exchange Commission (SEC) Staff relief in adoption dates of the new revenue recognition and lease accounting rules for public business entities qualifying as such solely because their financial information must be included in the SEC filings of other companies. In addition, the guidance has been amended to rescind certain previous SEC Staff guidance on revenue recognition and lease accounting matters.  Based on the relief provided by the SEC Staff announcement, a calendar-year entity that is a public business entity only because its financial statements are required to be included in the SEC filing of another entity will be able to adopt the new revenue standard as of January 1, 2019, and the new lease standard as of January 1, 2020.  For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We will adopt the guidance effective January 1, 2018, as the majority of the Company’s revenues are not subject to the new guidance, the adoption of this guidance will not have a material impact on the Company’s consolidated financial position, result of operations, equity or cash flows.

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

On August 26, 2016, the FASB issued guidance to addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under, Statement of Cash Flows, and other Topics.  In particular, the guidance addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.  For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Guidance will be implemented effective January 1, 2018, the adoption of this guidance will not have a material impact on the Company’s consolidated financial position, result of operations, equity or cash flows.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

On March 10, 2017, the FASB issued guidance to improve the presentation of defined benefit costs in the income statement.  In particular, the guidance requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Additionally, this guidance allows only the service cost component to be eligible for capitalization, when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Since, we do not present a subtotal of income from operations; the adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

On May 10, 2017, the FASB issued guidance to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in the terms and conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award.  This guidance indicates an entity should account for the effects of a modification unless the following criteria are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity or liability instrument is the same as the classification of the original award immediately before the original award is modified. For all companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of this guidance should not have a material effect on the Company's consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued that could have a material impact in the Company’s financial position, operating results or financials statement disclosures.

Recently Adopted Accounting Standards
On March 30, 2016, the FASB issued guidance to reduce complexity in accounting standards.  The areas for simplification involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures; (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes:, (6) the practical expedient for estimating the expected term, and (7) intrinsic value.  The guidance related to when excess tax benefits are recognized was adopted prospectively effective January 1, 2017.  The provisions related to the recognition of excess tax benefits in the income statements and classification in the statement of cash flows will be adopted prospectively.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, result of operations, equity or cash flows.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

3.	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security as of December 31, were as follows:

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$1,431	$13	$-	$1,444
U.S. Treasury securities and obligations of U.S. government instrumentalities	118,858	41	(550)	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,059	34	-	8,093
Municipal securities	771,789	30,468	(1,467)	800,790
Corporate bonds	217,046	17,767	(489)	234,324
Residential mortgage-backed securities	32,465	2	(355)	32,112
Collateralized mortgage obligations	22,003	10	(337)	21,676
Total fixed maturities	1,171,651	48,335	(3,198)	1,216,788
Equity securities
Mutual Funds	292,459	50,072	(223)	342,308
Alternative investments	34,670	559	(244)	34,985
Total equity securities	327,129	50,631	(467)	377,293
Total	$1,498,780	$98,966	$(3,665)	$1,594,081

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$41,442	$87	$(15)	$41,514
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,652	157	(9)	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	17,930	2,189	(68)	20,051
Municipal securities	650,175	34,187	(559)	683,803
Corporate bonds	263,351	12,182	(661)	274,872
Residential mortgage-backed securities	684	34	-	718
Collateralized mortgage obligations	45,069	58	(242)	44,885
Total fixed maturities	1,104,303	48,894	(1,554)	1,151,643
Equity securities-Mutual funds and alternative investments	240,699	30,101	(451)	270,349
Total	$1,345,002	$78,995	$(2,005)	$1,421,992

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$617	$154	$-	$771
Residential mortgage-backed securities	191	2	-	193
Certificates of deposits	1,511	-	-	1,511
	$2,319	$156	$-	$2,475

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$619	$158	$-	$777
Residential mortgage-backed securities	191	18	-	209
Certificates of deposits	2,026	-	-	2,026
	$2,836	$176	$-	$3,012

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, were as follows:

	2017
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$96,617	$(550)	7	$-	$-	-	$96,617	$(550)	7
Municipal securities	162,731	(1,467)	27	-	-	-	162,731	(1,467)	27
Corporate bonds	80,374	(489)	16	-	-	-	80,374	(489)	16
Residential mortgage-backed securities	31,736	(355)	19	-	-	-	31,736	(355)	19
Collateralized mortgage obligations	13,630	(239)	3	7,294	(98)	2	20,924	(337)	5
Total fixed maturities	385,088	(3,100)	72	7,294	(98)	2	392,382	(3,198)	74
Equity securities
Mutual funds	42,983	(223)	6	-	-	-	42,983	(223)	6
Alternative investments	9,986	(212)	5	3,162	(32)	1	13,148	(244)	6
Total equity securities	52,969	(435)	11	3,162	(32)	1	56,131	(467)	12
Total for securities available for sale	$438,057	$(3,535)	83	$10,456	$(130)	3	$448,513	$(3,665)	86

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

	2016
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$9,483	$(15)	1	$-	$-	-	$9,483	$(15)	1
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	12,937	(9)	1	-	-	-	12,937	(9)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	7,758	(68)	5	-	-	-	7,758	(68)	5
Municipal securities	84,252	(559)	13	-	-	-	84,252	(559)	13
Corporate bonds	105,054	(661)	22	-	-	-	105,054	(661)	22
Collateralized mortgage obligations	32,120	(239)	8	784	(3)	1	32,904	(242)	9
Total fixed maturities	251,604	(1,551)	50	784	(3)	1	252,388	(1,554)	51
Equity securities-Mutual funds and alternative investments	22,615	(451)	4	-	-	-	22,615	(451)	4
Total for securities available for sale	$274,219	$(2,002)	54	$784	$(3)	1	$275,003	$(2,005)	55

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

If after monitoring and analyzing impaired securities, the Corporation determined that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value in accordance with current accounting guidance.  The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.  In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment.  For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The Corporation’s process for identifying and reviewing invested assets for other-than-temporary impairments during any quarter includes the following:

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

U.S. Treasury Securities, Obligations of U.S. Government Instrumentalities and Municipal Securities:  The unrealized losses on the Corporation’s investments in obligations of U.S. Treasury Securities, U.S. Government Instrumentalities, and Municipal Securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Mutual Funds and Alternative Investments:  As of December 31, 2017, investments in mutual funds and alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  During the years ended December 31, 2017, 2016 and 2015, positions with a total fair market value of $1,178, $11,582 and $13,189 were impaired by $49, $1,434 and $945, respectively.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: As of December 31, 2017, our holdings in Puerto Rico municipals consist of escrowed bonds.  As of December 31, 2016, besides holdings in escrowed bonds, our exposure included senior liens bonds issued by Cofina, which were not impaired during the year ended December 31, 2016.  During the year ended December 31, 2015, impairments on Cofina bonds amounted to $4,267.

Maturities of investment securities classified as available for sale and held to maturity at December 31, 2017 were as follows:

	Amortized Cost	Estimated Fair Value

Securities available for sale
Due in one year or less	$10,696	$10,792
Due after one year through five years	279,086	280,249
Due after five years through ten years	286,990	290,696
Due after ten years	540,411	581,263
Residential mortgage-backed securities	32,465	32,112
Collateralized mortgage obligations	22,003	21,676
	$1,171,651	$1,216,788
Securities held to maturity
Due in one year or less	$1,511	$1,511
Due after ten years	617	771
Residential mortgage-backed securities	191	193
	$2,319	$2,475

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Investments with an amortized cost of $5,229 and $5,358 (fair value of $5,571 and $5,788) at December 31, 2017 and 2016, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, is as follows:

	2017	2016	2015

Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains	$1,460	$3,086	$8,208
Gross losses	(2,176)	(2,744)	(646)
Gross losses from other-than-temporary impairments	-	-	(4,267)
Total fixed maturity securities	(716)	342	3,295
Equity securities
Securities available for sale
Gross gains	12,154	19,674	17,903
Gross losses	(558)	(1,203)	(1,312)
Gross losses from other-than-temporary impairments	(49)	(1,434)	(945)
Total equity securities	11,547	17,037	15,646
Net realized gains on securities	$10,831	$17,379	$18,941

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	2017	2016	2015

Changes in unrealized gains (losses)
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	(2,203)	1,953	(25,227)
Equity securities – available for sale	20,514	2,172	(19,479)
	$18,311	$4,125	$(44,706)
Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$(20)	$(19)	$(24)

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The deferred tax asset (liability) on unrealized gains (losses) change recognized in accumulated other comprehensive income during the years 2017, 2016, and 2015 was $(3,846), $(1,085), and $5,717, respectively.

As of December 31, 2017 and 2016 no individual investment in securities exceeded 10% of stockholders’ equity.

4.	Net Investment Income

Interest and/or dividend income the years ended December 31 were are as follows:

	2017	2016	2015

Fixed maturities	$38,414	$37,139	$36,256
Equity securities	10,728	9,666	7,146
Policy loans	709	619	557
Cash equivalents and interest-bearing deposits	798	257	143
Other	966	1,232	1,072
Total	$51,615	$48,913	$45,174

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2017	2016

Premium	$103,027	$91,528
Self-funded group receivables	39,859	57,728
FEHBP	13,346	14,321
Agent balances	32,818	25,495
Accrued interest	14,331	13,668
Reinsurance recoverable	661,679	58,295
Other	70,150	62,637
	935,210	323,672
Less allowance for doubtful receivables:
Premium	26,490	27,320
Other	9,393	9,987
	35,883	37,307
Premium and other receivables, net	$899,327	$286,365

As of December 31, 2017 and 2016, the Company had premiums and other receivables of $81,838 and $57,750, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations. The related allowance for doubtful receivables as of December 31, 2017 and 2016 were $16,436 and $18,812, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Reinsurance recoverable as of December 31, 2017 includes $613,000 related to expected catastrophe losses covered by the Property and Casualty segment’s reinsurance program, reflecting the anticipated gross losses related to Hurricanes Irma and Maria, which made landfall in Puerto Rico during the month of September 2017.

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2014	$151,756	$32,344	$184,100

Additions	48,599	-	48,599
VOBA interest at an average rate of 5.15%	-	1,543	1,543
Amortization	(38,624)	(4,970)	(43,594)
Net change	9,975	(3,427)	6,548
Balance, December 31, 2015	161,731	28,917	190,648

Additions	47,742	-	47,742
VOBA interest at an average rate of 5.15%	-	1,381	1,381
Amortization	(40,848)	(4,136)	(44,984)
Net change	6,894	(2,755)	4,139
Balance, December 31, 2016	168,625	26,162	194,787

Additions	48,701	-	48,701
VOBA interest at an average rate of 5.17%	-	1,253	1,253
Amortization	(39,605)	(4,348)	(43,953)
Net change	9,096	(3,095)	6,001
Balance, December 31, 2017	$177,721	$23,067	$200,788

A portion of the amortization of the DPAC and VOBA is recorded as an amortization expense and included within the operating expenses in the accompanying consolidated statements of earnings.  The remaining portion of the DPAC and VOBA amortization includes the unrealized investment gains and losses that would have been amortized if such gains and losses had been realized, which for the years ended December 31, 2017 and 2016 amounted to $598 and $3,147, respectively, and is included within the unrealized gains on securities component of other comprehensive income.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2018	$3,019
2019	2,269
2020	2,003
2021	2,073
2022	1,478

7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2017	2016

Land	$10,976	$10,976
Buildings and leasehold improvements	64,856	64,828
Office furniture and equipment	35,070	24,234
Computer equipment and software	116,244	114,749
Automobiles	701	593
	227,847	215,380
Less accumulated depreciation and amortization	153,131	149,011
Property and equipment, net	$74,716	$66,369

The Company recognized depreciation expense on property and equipment of $11,930, $12,335, and $13,284 for the years ended December 31, 2017, 2016, and 2015, respectively.

8.	Goodwill

Certain business combination transactions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired, and is assigned to reporting units.  Goodwill recorded as of December 31, 2017 and 2016 was $25,397 which is mostly attributable to the Medicare Advantage reporting unit within the Managed Care segment.

As required by accounting guidance, the 2017, 2016 and 2015 annual goodwill impairment tests were performed, and based on the results of the tests, no impairment charge was required.  If the Company does not achieve its earnings objectives or the cost of capital raises significantly, the assumptions and estimates underlying these impairment tests could be adversely affected and result in future impairment charges that would negatively impact its operating results.  Cumulative goodwill impairment charges were $2,369 as of December 31, 2017 and 2016.  All cumulative goodwill impairment is related to the health clinic reporting unit which has been fully impaired.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, for assets measured at fair value on a recurring basis:

	2017
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$1,444	$-	$1,444
U.S. Treasury securities and obligations of U.S. government instrumentalities	118,349	-	-	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,093	-	8,093
Municipal securities	-	800,790	-	800,790
Corporate bonds	-	234,324	-	234,324
Residential agency mortgage-backed securities	-	32,112	-	32,112
Collaterized mortgage obligations	-	21,676	-	21,676
Total fixed maturities	118,349	1,098,439	-	1,216,788

Equity securities - Mutual funds	193,159	149,149	-	342,308
Alternative investments - measured at net asset value	-	-	-	34,985
Total equity securities	193,159	149,149	-	377,293
	$311,508	$1,247,588	$-	$1,594,081

	2016
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$41,514	$-	$41,514
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,800	-	-	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	20,051	-	20,051
Municipal securities	-	683,803	-	683,803
Corporate bonds	-	274,872	-	274,872
Residential agency mortgage-backed securities	-	718	-	718
Collaterized mortgage obligations	-	44,885	-	44,885
Total fixed maturities	85,800	1,065,843	-	1,151,643

Equity securities - Mutual funds and alternative investments	166,595	76,222	-	242,817
Alternative investments - measured at net asset value	-	-	27,532	27,532
Total equity securities	166,595	76,222	27,532	270,349
	$252,395	$1,142,065	$27,532	$1,421,992

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Certain investments that are measured at fair value using the net asset value (NAV) per share practical expedient have not been classified in the fair value hierarchy.  The fair value amount presented in this table is intended to facilitate the reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which use previously evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The fair value of the investments in partnerships included in the Level 3 category was based on the net asset value (NAV) which is affected by the changes in the fair market value of the investments held in these partnerships.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 and 2016.

The alternative investments represent investments in partnerships which invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the NAV of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of December 31, 2017 amounted to $117,631.  The remaining average commitments period is approximately three years.

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
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheets at December 31, 2017 and 2016 are as follows:

	2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,077	$-	$9,077	$-	$9,077

Liabilities:
Policyholder deposits	$176,534	$-	$176,534	$-	$176,534
Long-term borrowings - loans payable to bank - variable	32,350	-	32,350	-	32,350
Total liabilities	$217,961	$-	$217,961	$-	$217,961

	2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,564	$-	$8,564	$-	$8,564

Liabilities:
Policyholder deposits	$179,382	$-	$179,382	$-	$179,382
Long-term borrowings:
Loans payable to bank - variable	11,187	-	11,187	-	11,187
6.6% senior unsecured notes payable	24,000	-	24,000	-	24,000
Total long-term borrowings	35,187	-	35,187	-	35,187
Total liabilities	$214,569	$-	$214,569	$-	$214,569

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

10.	Claim Liabilities and Claim Adjustment Expenses

A reconciliation of the beginning and ending balances of claim liabilities in 2017, 2016 and 2015 is as follows:

	2017
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$349,047	$138,896	$487,943
Reinsurance recoverable on claim liabilities	-	(38,998)	(38,998)
Net claim liabilities at beginning of year	349,047	99,898	448,945
Claims incurred
Current period insured events	2,231,052	118,012	2,349,064
Prior period insured events	(12,782)	(8,975)	(21,757)
Total	2,218,270	109,037	2,327,307
Payments of losses and loss-adjustment expenses
Current period insured events	1,940,410	64,051	2,004,461
Prior period insured events	259,550	38,536	298,086
Total	2,199,960	102,587	2,302,547
Net claim liabilities at end of year	367,357	106,348	473,705
Reinsurance recoverable on claim liabilities	-	633,171	633,171
Claim liabilities at end of year	$367,357	$739,519	$1,106,876

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for 2017, 2016 and 2015 are due primarily to better than expected utilization trends mostly in the Managed Care segment.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $25,794, $28,752, and $24,954 that is included within the consolidated claims incurred during the years ended December 31, 2017, 2016 and 2015, respectively.

The following is information about incurred and paid claims development, net of reinsurance, as of December 31, 2017, as well as cumulative claim frequency.  Additional information presented includes total incurred-but-not-reported liabilities plus expected development on reported claims is included within the net incurred claims amounts.

The information about incurred and paid claims development for the year ended December 31, 2015 and previous years are presented as supplementary information and are unaudited where indicated. The average annual percentage payout of incurred claims by age as of December 31, 2017, is presented as required supplementary information.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Managed Care

The Company estimates its liabilities for unpaid claims following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities. This process includes comparing the historical claims incurred dates to the actual dates on claims payment.  Completion factors are applied to claims paid through the consolidated financial statements date to estimate the claim expense incurred for the current period.  The liability for claim adjustment expenses consists of adjustments made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2017

				(in thousands)
Incurred Year	2016	2017	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2016	$2,356,592	2,343,812	798	20,270
2017		2,231,052	290,642	17,577
	Total	$4,574,864

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Incurred Year	2016	2017
2016	$2,083,552	2,343,014
2017		1,940,410
	Total	$4,283,424
All outstanding liabilities before 2016, net of reinsurance		75,917
Liabilities for claims and claim adjustment expenses, net of reinsurance		$367,357

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Property and Casualty

Claims liability for property and casualty represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expense for investigating and setting claims.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Incurred Year	Incurred amount										Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$49,095	$48,812	$46,443	$45,941	$45,541	$47,658	$45,909	$45,535	$45,571	$45,471	24	15,762
2009		51,778	51,760	50,848	51,298	51,564	51,315	51,485	51,293	51,563	188	16,089
2010			54,226	54,090	55,266	56,400	57,115	57,386	57,242	56,960	174	18,010
2011				51,315	50,287	51,105	50,776	51,895	52,099	51,729	342	20,914
2012					49,040	49,856	48,900	49,817	48,945	48,186	750	20,212
2013						52,343	51,030	49,606	49,168	48,229	1,104	22,351
2014							48,430	45,410	43,707	42,547	1,924	22,026
2015								45,067	40,175	37,271	2,944	20,044
2016									48,127	44,294	6,766	19,251
2017										60,694	16,958	33,917
									Total	$486,944

Cumulative Paid claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year
	(unaudited) 2008	(unaudited) 2009	(unaudited) 2010	(unaudited) 2011	(unaudited) 2012	(unaudited) 2013	(unaudited) 2014	(unaudited) 2015	2016	2017
2008	$23,715	$32,835	$37,420	$40,332	$41,847	$43,787	$44,426	$44,703	$44,867	$44,911
2009		23,843	35,327	41,810	45,838	48,637	49,709	50,196	50,371	50,594
2010			27,118	38,964	45,409	49,808	52,890	54,027	54,996	55,715
2011				24,534	34,835	41,606	44,996	47,908	49,598	50,457
2012					22,677	33,620	40,406	43,663	45,607	46,094
2013						21,376	33,249	38,979	42,840	44,252
2014							18,752	28,657	33,809	36,875
2015								17,063	24,935	28,040
2016									20,099	28,996
2017										28,414

										$414,348
All Outstanding liabilities before 2008, net of reinsurance										1,568
Liabilities for claims and claims adjustment expenses, net of reinsurance										$74,164

The following table includes the annual percentage payout of incurred claims by age, net of reinsurance, for property and casualty segment as supplementary information as of December 31, 2017:

	(unaudited) 2008	(unaudited) 2009	(unaudited) 2010	(unaudited) 2011	(unaudited) 2012	(unaudited) 2013	(unaudited) 2014	(unaudited) 2015	(unaudited) 2016	(unaudited) 2017
Average	46.7%	21.7%	11.7%	7.2%	4.5%	2.5%	1.4%	0.7%	0.4%	0.1%

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The reconciliation of the net incurred and paid claims development tables, by segment, to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

As of December 31, 2017

Net outstanding liabilities
Managed Care	$367,357
Property and Casualty	74,164
Other short-duration insurance lines	3,696
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	445,217

Reinsurance recoverable on unpaid claims - Property and Casualty	620,280

Insurance lines other than short-duration	41,822
Intersegment elimination	(443)
Total gross liability for unpaid claims and claim adjustment expense	$1,106,876

Claim liabilities as of December 31, 2017 include approximately $605,200 of gross losses related to the impact of Hurricanes Irma and Maria which made landfall in Puerto Rico in September 2017.

11.	Federal Employees’ Health Benefits (FEHBP) and Federal Employees’ (FEP) Programs

FEHBP

In prior years, TSS entered into a contract, renewable annually, with the Office of Personnel Management (OPM) as authorized by the Federal Employees’ Health Benefits Act of 1959, as amended, to provide health benefits under the FEHBP.  The FEHBP covers postal and federal employees residing in the Commonwealth of Puerto Rico and the USVI as well as retirees and eligible dependents.  The FEHBP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
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

The Company also has funds available related to the FEHBP amounting to $68,425 and $50,789 as of December 31, 2017 and 2016, respectively, and are included within cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds are used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2017 and 2016 was $32,928 and $26,180, respectively.  The Company received  $27, $6,687, and $4,763, of payments made from the contingency reserve fund of OPM during 2017, 2016, and 2015, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government.  Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying consolidated financial statements.  The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2011 by OPM.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

FEP

In prior years, TSS entered into a contract with the BCBSA as per Contract No. C.S. 1039 with OPM to provide health benefits under one Government-wide Service Benefit Plan as contemplated in Title 5, Chapter 89, United States Code. The FEP covers employees and annuitants residing in the Commonwealth of Puerto Rico and the USVI as well as eligible dependents. The FEP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.  The accounting methodology and operations of the FEP are similar to those of the FEHBP as described before.

The Company also has funds overdraft related to the FEP amounting to $1,812 at December 31, 2016 (none at December 31, 2017), and are included within cash and cash equivalents in the accompanying consolidated balance sheets.

The claims payments and operating expenses charged to the FEP are subject to audit by the BCBSA. Management is of the opinion that the adjustments, if any, resulting from such audits will not have a significant effect in the accompanying consolidated financial statements. Operating expenses reimbursed in connection with the FEP have been audited through 2015 by BCBSA.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

12.	Long-Term Borrowings

A summary of the borrowings entered by the Company as of December 31 is as follows:

	2017	2016

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest was payable monthly at a fixed rate of 6.60%, fully paid in January 2017.	$-	$24,000
Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.37% at December 31, 2017).	9,547	11,187
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 4.08% at December 31, 2017).	19,226	-
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 4.58% at December 31, 2017).	3,577	-

Total borrowings	32,350	35,187

Less: unamortized debt issuance costs	277	102

	$32,073	$35,085

Aggregate maturities of the Company’s borrowings as of December 31, 2017 are summarized as follows:

Year ending December 31
2018	$3,236
2019	3,236
2020	3,236
2021	3,236
2022	3,236
Thereafter	16,170
$32,350

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

On December 28, 2016, TSM entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41,000 secured loan payable with the same commercial bank.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due December 2020 ($24,000), and fund a portion of a debt service reserve for the loan (approximately $200).  Interest payable commenced on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.  The Company was in compliance with all these covenants as of December 31, 2017.

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

Interest expense on the above borrowings amounted to $1,196, $1,763, and $2,435, for the years ended December 31, 2017, 2016, and 2015, respectively.

On March 11, 2016, TSS entered into a $30,000 revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit had an interest rate of LIBOR plus 220 basis points and contained certain financial and non-financial covenants that are customary for this type of facility. This revolving loan agreement matured on March 11, 2017, and was not renewed.

On April 18, 2017, TSA entered into a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points, matures on April 17, 2018, and includes certain financial and non-financial covenants that are customary for this type of facility.  As of December 31, 2017, there were $1,964 outstanding in this line of credit included as part of accounts payable and accrued liabilities in the accompanying consolidated statement of balance sheets.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

13.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2017	2016	2015	2017	2016	2015

Gross	$2,893,765	$2,945,017	$2,843,086	$3,010,728	$2,454,758	$2,309,499
Ceded	(71,295)	(59,032)	(64,134)	(687,520)	(15,008)	(19,430)
Assumed	4,462	4,656	4,202	4,099	3,689	3,692
Net	$2,826,932	$2,890,641	$2,783,154	$2,327,307	$2,443,439	$2,293,761

(1)
The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $25,794, $28,752, and $24,954 that is included within the consolidated claims incurred during the years ended December 31, 2017, 2016 and 2015, respectively.

TSS, TSA, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2017, 2016, and 2015 TSP placed 14.88%, 13.16%, and 14.06% of its reinsurance business with one reinsurance company.

TSS has excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations at each renewal date.  Premiums ceded under these contracts amounted to $2,168, $3,148, and $3,678 in 2017, 2016 and 2015, respectively.  Claims ceded amounted to $463, $1,700, and $2,665, in 2017, 2016 and 2015, respectively.  Principal reinsurance agreements include an organ transplant excess of loss treaty, which covers:

•
For group policies, 80% of the claims up to a maximum of $800 (80% of $1,000), per person, per life. For other group policies with other options, the agreement covers 80% of the claims up to a maximum of $400 (80% of $500), per person, per life, or 80% of the claims up to a maximum of $200 (80% of $250), per person, per life.

•
For policies provided to the active and retired employees of the Commonwealth of Puerto Rico and its instrumentalities, the treaty covers 100% of the claims up to a maximum of $1,000 per person, per life with major medical coverage, only if the covered person uses providers that are members of TSS network.

•
For policies provided to the municipalities of Puerto Rico, the treaty covers 100% of the claims up to a maximum of $250, per person, per life, with plans with lifetime limits and all other plans 100% of the claims up to a maximum of $1,000, per person, per life.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

TSA has an excess of loss reinsurance treaty whereby it cedes a portion of its premiums to a third party.  This reinsurance contracts is for a period of one year, and is subject to modifications and negotiations in each renewal date.  Premiums ceded under this contract amounted to $1,224 in 2017. Claims ceded amounted to $1,360 in 2017.  This reinsurance agreement includes an excess of loss reinsurance coverage for certain hospital inpatient, hospital outpatient, ambulance, and physician services as well as pharmaceutical drugs. This agreement covers a maximum of $2,000 per person, per agreement term.

TSP utilized facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.  Under these treaties, TSP ceded premiums written were $62,268, $45,957, and $48,676, in 2017, 2016, and 2015, respectively.  In 2017, TSP ceded claims incurred amounting to $678,624 related to losses caused by Hurricanes Irma and Maria.

Reinsurance cessions are made on excess of loss and on a proportional basis.  Facultative reinsurance is obtained when coverage per risk is required.

All principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal. Current property and catastrophe reinsurance program expires on March 31, 2018, following an extension request.  Other contracts were renewed as expiring on January 1, 2018.

Principal reinsurance agreements are as follows:

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses up to $12,000, subject to a retention of $225.

•	Medical malpractice excess of loss. This treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•
Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance of up to $5,000 for contract surety bonds, subject to an aggregate of $10,000 per contractor and $3,000 per miscellaneous surety bond.

Primary Reinsurance:

•
Commercial Property quota share contract.  This treaty covers a maximum of $30,000 for any one risk.  Under this treaty 30% of the risk is ceded to reinsurers.  The remaining exposure is covered by a Property Per Risk excess of loss contract that provides reinsurance in excess of $350 up to a maximum of $21,000, or the remaining 70% for any one risk.

•
Builders’ risk quota share and first surplus covering contractors’ risk.  This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $12,500 for a maximum of $14,500 for any one risk.

Catastrophic Reinsurance:

•	The commercial property quota share contract described above provides coverage for losses from a single event up to $200,000.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

•	Personal property catastrophe excess of loss. This treaty provides protection from losses up to a maximum of $125,000, subject to a $5,000 retention.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses up to a maximum of $135,000, subject to a $10,000 retention.

•	Property catastrophe excess of loss. This treaty provides a protection of $285,000 in excess of the Personal and Commercial lines Catastrophe contracts.

•
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

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $12,393 and $9,202 as of December 31, 2017 and 2016, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $8,826, $8,838, and $9,596, in 2017, 2016, and 2015, respectively. Principal reinsurance agreements are as follows:

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
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

14.	Income Taxes

The Company and its subsidiaries are subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  The Company is potentially subject to income tax audits in the Commonwealth of Puerto Rico for the taxable year 2015 and after, until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete.

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

The Company, through one of its Managed Care corporations, has a branch in the USVI that is subject to a 5% premium tax on policies underwritten therein. As a qualified foreign insurance company, the Company is subject to income taxes in the USVI, which has implemented a mirror tax law based on the U.S. Internal Revenue Code.  The branch operations in the USVI had certain net operating losses for USVI tax purposes for which a valuation allowance has been recorded.

Companies within our Life Insurance segment operate as qualified domestic life insurance companies and are subject to the alternative minimum tax and taxes on its capital gains.

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $985, $733, and $574, in 2017, 2016, and 2015, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the TSA group of companies was a U.S.-based corporation subject to U.S. federal income taxes.  This U.S-based corporation within our group did not provide for U.S. deferred taxes on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries since those earnings were considered to be indefinitely reinvested.  Effective July 1, 2017, as part of a corporate reorganization, this U.S-based corporation was liquidated without any tax consequences.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

The components of income tax expense (benefit) consisted of the following:

	2017	2016	2015

Current income tax expense	$34,412	$1,981	$10,169
Deferred income tax benefit	(9,916)	(8,326)	(5,070)
Total income tax expense (benefit)	$24,496	$(6,345)	$5,099

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The income tax (benefit) expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2017	2016	2015

Income before taxes	$78,977	$11,086	$57,131
Statutory tax rate	39.00%	39.00%	39.00%

Income tax expense at statutory rate	30,801	4,324	22,281
(Decrease) increase in taxes resulting from
Exempt interest income, net	(5,364)	(5,158)	(6,041)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(4,871)	(5,033)	(4,936)
Effect of taxing capital gains at a preferential rate	(2,116)	(3,799)	(7,432)
Dividends received deduction	-	-	270
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	(120)	1,669	(1,576)
Other adjustments to deferred tax assets and liabilities	836	2,852	(58)
Effect of extraordinary dividend distribution from the JUA Association - reported net of taxes in other income	(922)	(151)	(875)
Charges against the catastrophe loss reserve	1,567	-	-
Allowance for doubtful receivables recapture	2,688	-	-
Effect of net operating loss limitations	1,511	-	-
Tax credit benefit	(555)	(709)	(537)
Tax returns to provision true up	363	(181)	(1,084)
Subtotal	(6,983)	(10,510)	(22,269)
Other permanent disallowances, net:
Disallowed resolution agreements expense	-	-	1,716
Disallowance of expenses related to exempt interest income	-	58	-
Disallowed dividend received deduction	-	-	3,598
Disallowed interest expense	-	8	12
Other	50	-	61
Total other permanent differences	50	66	5,387
Other adjustments	628	(225)	(300)
Total income tax expense (benefit)	$24,496	$(6,345)	$5,099

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2017 and 2016 of the Company and its subsidiaries is composed of the following:

	2017	2016

Deferred tax assets
Allowance for doubtful receivables	$11,787	$10,070
Liability for pension benefits	13,826	10,624
Employee benefits plan	-	1,580
Postretirement benefits	662	772
Deferred compensation	2,168	2,041
Accumulated depreciation	1,296	1,137
Impairment loss on investments	950	2,035
Contingency reserves	1,950	-
Share-based compensation	6,795	4,393
Alternative minimum income tax credit	1,874	1,991
Purchased tax credits	2,767	6,062
Net operating loss	38,839	33,081
Difference in tax basis of investments portfolio	-	3,049
Accrued liabilities	3,271	2,133
Other	873	772
Gross deferred tax assets	87,058	79,740
Less: valuation allowance	(8,283)	(8,016)
Deferred tax assets	78,775	71,724

Deferred tax liabilities
Deferred policy acquisition costs	(7,323)	(6,621)
Catastrophe loss reserve	(6,371)	(8,020)
Unrealized gain on securities available for sale	(19,440)	(15,804)
Difference in tax basis of investments portfolio	(220)	-
Unamortized debt issue costs	(108)	(152)
Intangible asset	(1,546)	(2,195)
Employee benefits plan	(535)	-
Accumulated depreciation	-	(14)
Gross deferred tax liabilities	(35,543)	(32,806)
Net deferred tax asset	$43,232	$38,918

The net deferred tax asset shown in the table above at December 31, 2017 and 2016 is reflected in the consolidated balance sheets as $65,123 and $57,768, respectively, in deferred tax assets and $21,891 and $18,850, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences.  The valuation allowance is mostly related with the net operating losses generated by the Company’s USVI and health clinic’s operations that based on the available evidence are not considered to be realizable at the reporting dates.

At December 31, 2017, the Company and its subsidiaries have net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $91,000, which are available to offset future taxable income for up to December 2027. The carryforwards generally expire in 2026 through 2027. Except for the valuation allowance described in the previous paragraph, the Company concluded that as of December 31, 2017, it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize its deferred tax asset. This conclusion is based on the historical results of each entity, adjusted to exclude non-recurring conditions, and the forecast of future profitability.  Management will continue to evaluate, on a quarterly basis, if there are any significant events that will affect the Company’s ability to utilize these deferred tax assets.

15.	Pension Plans

Non-Contributory Defined‑Benefit Pension Plan
The Company sponsors a non-contributory defined-benefit pension plan for its employees and for the employees of certain subsidiaries.  Pension benefits begin to vest after five years of vesting service, as defined, and are based on years of service and final average salary, as defined. The funding policy is to contribute to the plan as necessary to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Company may determine to be appropriate from time to time.  The measurement date used to determine pension benefit for the pension plan is December 31.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2017 and 2016, accordingly:

	2017	2016

Change in benefit obligation
Benefit obligation at beginning of year	$163,877	$184,782
Service cost	223	3,640
Interest cost	7,186	8,749
Benefit payments	(10,503)	(12,911)
Actuarial loss	24,269	14,709
Liability gain due to curtailment	-	(35,092)
Benefit obligation at end of year	$185,052	$163,877
Accumulated benefit obligation at end of year	$185,052	$163,877
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$140,398	$130,061
Actual return on assets	24,984	13,248
Employer contributions	4,000	10,000
Benefit payments	(10,503)	(12,911)
Fair value of plan assets at end of year	$158,879	$140,398
Funded status at end of year	$(26,173)	$(23,479)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$-	$(2,223)
Amortization	-	450
Curtailment/Settlement	-	1,773
Net prior service credit	-	-
Development of actuarial loss
Balance at beginning of year	27,060	55,716
Amortization	(369)	(4,028)
Loss arising during the year	8,025	10,464
Curtailment/Settlement gain during the year	-	(35,092)
Actuarial net loss	34,716	27,060
Sum of deferrals	$34,716	$27,060
Net amount recognized	$8,543	$3,581

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2017 and 2016.

	2017	2016

Discount rate	3.75%	4.50%
Rate of compensation increase	N/A	N/A

The amounts recognized in the consolidated balance sheets as of December 31, 2017 and 2016 consist of the following:

	2017	2016

Pension liability	$26,173	$23,479
Accumulated other comprehensive loss, net of a deferred tax of $10,176 and $7,191 in 2017 and 2016, respectively	24,540	19,869

The components of net periodic benefit cost for 2017, 2016, and 2015 were as follows:

	2017	2016	2015

Components of net periodic benefit cost
Service cost	$223	$3,640	$4,137
Interest cost	7,186	8,749	8,281
Expected return on plan assets	(8,740)	(9,003)	(8,380)
Prior service benefit	-	(450)	(450)
Actuarial loss	369	4,028	5,939
Net periodic benefit cost	$(962)	$6,964	$9,527

Net periodic benefit cost includes settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.

In December 2016, the Company announced that effective January 31, 2017, it would freeze the pay and service amounts used to calculate pension benefits for active employees who participated in the pension plan. Therefore, as of the Effective Date, active employees in the pension plan do not accrue additional benefits for future service and eligible compensation received.  As a result of these changes, the Company recognized a pre-tax curtailment income of $1,773 during the year ended December 31, 2016.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is $860.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Discount rate	4.50%	4.75%	4.25%
Expected return on plan assets	6.50%	7.00%	7.00%
Rate of compensation increase	N/A	Graded; 3.50%	Graded; 3.50%
		to 8.00%	to 8.00%

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2017, the assumed target asset allocation for the program is: 44% to 56% in equity securities, 34% to 46% in debt securities, and 6% to 14% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35 to 65 percentile range of annual rates of return is 5.6% to 7.1%. The Company selected a rate from within this range of 6.50% for 2017 and 7.00% for 2016, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.15% reduction for other administrative expenses charged to the trust.

Plan Assets
Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 9.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, 2017 and 2016 for assets measured at fair value on a recurring basis:

	2017
	Level 1	Level 2	Level 3	NAV	Total

Government obligations	$-	$7,131	$-	$-	$7,131
Non-agency backed securities	-	641	-	-	641
Corporate obligations	-	8,560	-	-	8,560
Limited Liability Corporations	-	-	-	119,581	-
Real estate	-	-	-	7,568	-
Registered investments	3,388	659	-	-	4,047
Hedge funds	-	8,808	-	1,972	8,808
Common stocks	1,920	-	-	-	1,920
Preferred stocks	23	17	-	-	40
Interest-bearing cash	501	-	-	-	501
Derivatives	(1)	17	-	-	16
	$5,831	$25,833	$-	$129,121	$31,664

	2016
	Level 1	Level 2	Level 3	Total

Government obligations	$-	$6,276	$-	$6,276
Non-agency backed securities	-	715	-	715
Corporate obligations	-	7,243	-	7,243
Partnership/Joint venture	-	-	932	932
Limited Liability Corporations	-	98,188	-	98,188
Real estate	-	-	6,617	6,617
Registered investments	3,839	1,869	-	5,708
Common/Collective trusts	-	7,334	-	7,334
Hedge funds	-	4,581	-	4,581
Common stocks	1,515	1	-	1,516
Preferred stocks	107	12	-	119
Forward foreign currency contracts	-	(1)	-	(1)
Interest-bearing cash	2,224	-	-	2,224
Derivatives	-	27	-	27
	$7,685	$126,245	$7,549	$141,479

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 and 2016 is as follows:

	Government Obligations	Corporate Obligations	Partnership/ Joint Venture	Real Estate	Hedge Funds	Total

Beginning balance at December 31, 2015	$-	$-	$567	$5,929	$-	$6,496
Actual return on program assets:
Relating to assets still held at the reporting date	-	-	19	501	-	520
Relating to assets sold during the period	-	-	1	72	-	73
Purchases, issuances, and settlements	-	-	345	324	-	669
Transfer in and/or out	-	-	-	(209)	-	(209)
Ending balance at December 31, 2016	-	-	932	6,617	-	7,549

Actual return on program assets:
Transfer in and/or out	-	-	(932)	(6,617)	-	(7,549)
Ending balance at December 31, 2017	$-	$-	$-	$-	$-	$-

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
December 31, 2017, 2016, and 2015
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

Cash Flows

The Company expects to contribute $2,000 to its pension program in 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2018	$9,048
2019	9,253
2020	9,585
2021	9,830
2022	9,799
2023 – 2027	51,294

Non-Contributory Supplemental Pension Plan
In addition, the Company sponsors a non-contributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2017 and 2016, the Company has recorded a pension liability of $7,499 and $7,413, respectively.  The charge to accumulated other comprehensive loss related to the non-contributory pension plan at December 31, 2017 and 2016 amounted to $445 and $107, respectively, net of a deferred tax asset of $290 and $73, respectively.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

TSP has requested approval from the Commissioner of Insurance to withdraw $10,000 from the catastrophe fund following the payment for catastrophe losses related to the impact of Hurricanes Irma and Maria in September 2017.

The interest earning assets in this fund, which amounted to $48,363 and $47,630 as of December 31, 2017 and 2016, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2017 and 2016 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

TSP retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2017 and 2016 amounted to $46,578 and $44,823, respectively.

17.	Stockholders’ Equity

a.	Common Stock

On November 12, 2015, the Company converted 1,426,721 issued and outstanding Class A shares into Class B common stock purchased pursuant to the provisions of the Articles of incorporation approved by Class A shareholders at the time of the Company’s Initial Public Offering.

b.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2017 and 2016, there are no issued and outstanding preferred shares.

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
December 31, 2017, 2016, and 2015
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

The accumulated earnings of TSS, TSA, TSV, TSB and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2017, the dividends permitted to be distributed in 2018 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $21,856.

18.	Stock Repurchase Programs

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status.

A summary of share repurchase programs in place during the three-year-period ended December 31, 2017 is as follows:

•	In October 2014 the Company’s Board of Directors authorized a $50,000 repurchase program (2014 $50,000 program) of its Class B common stock. This program was completed on October 7, 2015.

•	In November 2015 the Company’s Board of Directors authorized a $25,000 repurchase program (2015 $25,000 program) of its Class B common stock. This program was completed on September 14, 2016.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

•	In August 2017 the Company’s Board of Directors authorized a $30,000 repurchase program (2017 $30,000 program) of its Class B common stock.

The stock repurchase activity under stock repurchase programs for the years ended December 31 is summarized as follows:

	2017			2016			2015

	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2017 $30,000 program	861,415	$23.38	$20,220	-	$-	$-	-	$-	$-
2015 $25,000 program	-	-	-	951,831	22.54	21,370	154,554	23.72	3,629
2014 $50,000 program	-	-	-	-	-	-	2,086,532	21.69	44,658
Total	861,415	$23.38	$20,220	951,831	$22.54	$21,370	2,241,086	$21.87	$48,287

19.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

	Unrealized Gains on Securities	Liability for Pension Benefits	Accumulated Other Comprehensive Income

Beginning balance at December 31, 2016	$62,371	$(19,976)	$42,395
Net current period change	22,836	(5,011)	17,825
Reclassification adjustments for gains and losses reclassified in income	(8,969)	3	(8,966)
Ending balance at December 31, 2017	$76,238	$(24,984)	$51,254

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2017, 2016 and 2015 are as follows:

	2017
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$28,544	$(5,708)	$22,836
Less reclassification adjustment for gains and losses realized in income	(10,831)	1,862	(8,969)
Net change in unrealized gain	17,713	(3,846)	13,867
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	5	(2)	3
Net change arising from assumptions and plan changes and experience	(8,215)	3,204	(5,011)
Net change in liability for pension benefits	(8,210)	3,202	(5,008)
Net current period change	$9,503	$(644)	$8,859

	2016
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$18,357	$(3,596)	$14,761
Less reclassification adjustment for gains and losses realized in income	(17,379)	2,511	(14,868)
Net change in unrealized gain	978	(1,085)	(107)
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	1,888	(737)	1,151
Net change arising from assumptions and plan changes and experience	25,783	(10,055)	15,728
Net change in liability for pension benefits	27,671	(10,792)	16,879
Net current period change	$28,649	$(11,877)	$16,772

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

	2015
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$(25,765)	$3,153	$(22,612)
Less reclassification adjustment for gains and losses realized in income	(18,941)	2,564	(16,377)
Net change in unrealized gain	(44,706)	5,717	(38,989)
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	6,020	(2,348)	3,672
Net change arising from assumptions and plan changes and experience	19,940	(7,776)	12,164
Net change in liability for pension benefits	25,960	(10,124)	15,836
Net current period change	$(18,746)	$(4,407)	$(23,153)

20.	Share-Based Compensation

In December 2007, the Company adopted the 2007 Incentive Plan (the 2007 plan), which permits the Board to grant stock options, restricted stock awards and performance awards to eligible officers, directors and employees. The 2007 plan authorized the granting of up to 4,700,000 of Class B common shares of authorized but unissued stock. The 2007 plan was terminated in April 2017, when the 2017 Incentive Plan (the 2017 plan) was adopted.  The 2017 plan permits the Board to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards, to our officers and employees.  In addition, the 2017 plan authorizes the grant of equity-based compensation incentives to our directors and to any independent contractor and consultants.  The 2017 plan authorizes the granting of up to 1,700,000 of Class B common shares plus the number of shares that were subject to any outstanding awards under the 2007 plan that are forfeited, cancelled, expire, terminate or otherwise lapse, in whole or in part, without the delivery of the shares.  At December 31, 2017, there were 1,652,264 shares available for the Company to grant under the 2017 Plan.

Stock options and SARs can be granted with an exercise price, which shall not be less than the stock’s fair market value at the grant date. The term of each stock options and SARs shall be fixed by the Board of Directors but shall not exceed 10 years from the date of grant.  The restricted stock, restricted stock units, and performance awards are issued at the fair value of the stock on the grant date.  Restricted stock awards and restricted stock units vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards are achieved.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

There was no stock option activity during the year ended December 31, 2017.  There were 4,440, and 12,913 exercised options during 2016 and 2015, respectively.  No options were granted during the three years ended December 31, 2017, 2016 and 2015.  No cash was received from stock options exercises during the years ended December 31, 2017, 2016 and 2015.  During the years ended December 31, 2016 and 2015, 2,290 and 7,235 shares, respectively, were repurchased and retired as a result of non-cash exercise of stock options.  No shares were repurchased and retired as a result of non-cash exercise of stock options during year ended December 31, 2017.

A summary of the status of the Company’s non-vested restricted and performance shares as of December 31, 2017, and changes during the year ended December 31, 2017, are presented below:

	Restricted Awards		Performance Awards
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Exercise Price

Outstanding balance at January 1, 2017	161,824	$21.94	458,195	$21.44
Granted	154,367	17.78	338,577	18.18
Lapsed	(90,583)	21.51	(234,954)	19.49
Forfeited (due to termination)	(7,921)	19.48	(38,990)	20.10
Quantity adjusted (due to performance payout more than 100%), net of forfeited	-	-	13,296	27.18
Outstanding balance at December 31, 2017	217,687	$19.26	536,124	$20.47

The weighted average grant date fair value of restricted shares granted during the year 2017, 2016 and 2015 were $17.78, $23.78, and $20.33, respectively. Total fair value of restricted stock vested during the year ended December 31, 2017, 2016 and 2015 was $1,948, $2,335 and $3,608, respectively.

At December 31, 2017, there was $7,821 of total unrecognized compensation cost related to non-vested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.98 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

21.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31:

	2017	2016	2015

Numerator for earnings per share
Net income attributable to TSM available to stockholders	$54,486	$17,438	$52,121
Denominator for basic earnings per share –
Weighted average of common shares	23,996,503	24,454,435	25,674,079
Effect of dilutive securities	71,083	56,658	87,662
Denominator for diluted earnings per share	24,067,586	24,511,093	25,761,741
Basic net income per share attributable to TSM	$2.27	$0.71	$2.03
Diluted net income per share attributable to TSM	$2.26	$0.71	$2.02

22.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2017 under existing agreements are summarized as follows:

Year ending December 31
2018	$4,178
2019	3,817
2020	2,027
2021	605
2022	939
Total	$11,566

Rental expense for 2017, 2016, and 2015 was $7,991, $7,613, and $7,730 respectively.

Pursuant to the provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (JUA).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the JUA, and accordingly, may be subject to assessments to cover obligations of the JUA or may receive refund distributions for good experience.  In 2017, the JUA declared an extraordinary dividend to its members for $70,000, subject to a special tax rate of 50% as allowed by Act No. 26 of April 29, 2017. In 2015, the JUA declared an extraordinary dividend to its members for $21,000, subject to a special tax rate of 15% as allowed by Act No. 201 of December 7, 2015.  There were no extraordinary dividends in 2016.  The dividend is received net of tax from the JUA.  During the years ended December 31, 2017 and 2015, TSP recorded a special distribution of $2,363 and $1,672, net of tax, respectively, which is included as other income in the accompanying consolidated statements of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
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

As of December 31, 2017, the Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

Claims by Heirs of Former Shareholders

The Company and TSS are defending eight individual lawsuits: Vera Sánchez, et al, v. Triple-S; Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al.; Heirs of Dr. Juan Acevedo, et al., v. Triple-S Management Corporation, et al.; Montilla López, et al. v. Seguros de Servicios de Salud, et al.; Cebollero Santamaría v. Triple-S Salud, Inc., et al.; Ruiz de Porras, et al, v. Triple-S Salud, Inc.; Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al.; and Allende Santos, et al, v. Triple-S Salud, et al. All claims were filed in the Puerto Rico Court of First Instance by persons who claim to have inherited a total of 113 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. Consequently, the remedy requested by the plaintiffs is to be recognized as shareholders of the Company in the corresponding proportion.

As a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, these claims are being litigated on their merits.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a class of motor vehicle owners, filed an action in the United States District Court for the District of Puerto Rico against the JUA and TSP, alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act (RICO) and the local statute against organized crime and money laundering. JUA is a private association created by law to administer a compulsory public liability insurance program for motor vehicles in Puerto Rico (CLI). As required by its enabling act, JUA is composed of all the insurers that underwrite private motor vehicle insurance in Puerto Rico and exceed the minimum underwriting percentage established in such act. TSP is a member of JUA.

In this lawsuit, entitled Noemí Torres Ronda, et al v. JUA, et al., plaintiffs allege that the defendants illegally charged and misappropriated a portion of the CLI premiums paid by motor vehicle owners in violation of the Puerto Rico Insurance Code. Specifically, they claim that because the defendants did not incur in acquisition or administration costs allegedly totaling 12% of the premium dollar, charging for such costs constitutes the illegal traffic of premiums. Plaintiffs also claim that the defendants, as members of JUA, violated RICO through various inappropriate actions designed to defraud motor vehicle owners located in Puerto Rico and embezzle a portion of the CLI premiums for their benefit.

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

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the Blue Cross Blue Shield Association (BCBSA) in a multi-district class action litigation filed by a group of providers and subscribers on July 24, 2012 and October 1, 2012, respectively, that has since been consolidated by the United States District Court for the Northern District of Alabama, Southern Division, in the case captioned In re Blue Cross Blue Shield Association Antitrust Litigation. Essentially, provider plaintiffs allege that the exclusive service area requirements of the Primary License Agreements with the Blue Plans constitute an illegal horizontal market allocation under federal antitrust laws. As per provider plaintiffs, the quid pro quo for said “market allocation” is a horizontal price fixing and boycott conspiracy” implemented through the Inter-Plans Program Committee (“IPPC”) and whose benefits are allegedly derived through the BCBSA’s Blue Card/National Accounts Program. Among the remedies sought, provider plaintiffs seek increased compensation rates and operational changes. In turn, subscriber plaintiffs allege that the alleged conspiracy to allocate markets have prevented subscribers from being offered competitive prices and resulted in higher premiums for Blue Plan subscribers. Subscribers seek damages in the form of supra-competitive premiums allegedly charged by the Blue Plans and/or the difference between what subscribers have paid the Blues and the lower competitive premiums that non-competing Blues would have charged. Both actions seek injunctive relief.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

Prior to consolidation, motions to dismiss were filed by several plans, including TSS - whose request was ultimately denied by the court without prejudice. On April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico against TSS. Said complaint, nonetheless, is believed not to preclude TSS’ jurisdictional arguments. Since inception, the Company has joined BCBSA and other Blue Plans in vigorously contesting these claims. As of late, the court’s scheduling order and ruling of dispositive motions concerning the standard of review has been held in abeyance as a result of settlement negotiations between the parties through mediation. Both the subscriber and provider plaintiffs’ mediation sessions are presently ongoing.

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

On January 12, 2015, American Clinical Solutions LLC, a limited liability company that provides clinical laboratory services filed a complaint in Florida state court alleging that TSM and TSS failed to pay certain clinical laboratory services provided to Blue Cross Blue Shield members. TSS and TSM have filed a motion to dismiss alleging lack of jurisdiction. TSM and TSS also requested a transfer of the case to Puerto Rico. Plaintiff has requested jurisdictional discovery, which is ongoing. The claim amounts to $5,000. TSS and TSM will continue to vigorously oppose this claim.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 and September 2013, reflected an overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and ASES requested the reimbursement of the alleged overpayment. On January 16, 2015, TSS filed an injunction against ASES under the case Triple-S Salud, Inc. v. Administración de Seguros de Salud de Puerto Rico. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership. TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter and to seek the payment of approximately $5,000, since the premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS. The case was assigned to a Special Commissioner, who on March 17, 2017 issued a report recommending the court to dismiss the complaint in favor of TSS. On May 26, 2017, the court issued a partial judgement dismissing the complaint in favor of TSS with respect to the alleged overpayments for the period between October 2005 and September 2010, which represented approximately $7,400 of the total alleged claim. After this partial dismissal, the only remaining claim pending to be adjudicated is for the alleged overpayments for the 2011-2013 period, which amounts to approximately $500. On July 27, 2017, ASES appealed the court’s partial judgement and on August 25, 2017 TSS filed its opposition to ASES’ appeal.  On January 31, 2018, the Puerto Rico Court of Appeals entered judgement in favor of the Company, thus validating the 2011 settlement agreement.  No plea for reconsideration nor a writ of certiorari was filed by ASES before the Court of Appeals or the Puerto Rico Supreme Court.  Settlement negotiations are ongoing for the remaining claim.

24.	Statutory Accounting

TSS, TSA, TSV, TSP and TSB (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which uses a comprehensive basis of accounting other than GAAP. Specifically, the Commissioner of Insurance has adopted the NAIC’s Statutory Accounting Principles (NAIC SAP) as the basis of its statutory accounting practices, as long as they do not contravene the provisions of the Puerto Rico Insurance Code, its regulations and the Circular Letters issued by the Commissioner of Insurance. The Commissioner of Insurance may permit other specific practices that may deviate from prescribed practices and NAIC SAP. Statutory accounting principles that are established by state laws and permitted practices mandated by the Commissioner of Insurance may cause the statutory capital and surplus of the regulated subsidiaries to differ from that calculated under the NAIC SAP.

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2017 and 2016 is approximately 1.0% and 1.3%, respectively, lower than the combined reported statutory capital and surplus.

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
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” in order to avoid regulatory monitoring and intervention.  The Company action level is currently set at 200% of the RBC for TSA, since it is organized as a health service organization and 300% of the RBC for all other regulated subsidiaries.  As of December 31, 2017 and 2016 all regulated subsidiaries comply with minimum statutory reserve requirements, except for TSA for which we expect to remediate and implement corrective actions plans to comply with such requirements.

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income for the regulated subsidiaries at December 31, 2017, 2016 and 2015:

(dollar amounts in millions)	2017	2016	2015

Net admitted assets	$2,102	$1,829	$1,881
Capital and surplus	647	638	691
RBC requirement	301	278	301
Net income	87	24	73

As more fully described in note 16, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $27,843 and $48,363 as of December 31, 2017, respectively. The total catastrophe loss reserve and trust fund amounted to $44,823 and $47,630 as of December 31, 2016, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see note 3).  Investments with an amortized cost of $5,229 and $5,358 (fair value of $5,571 and $5,788) at December 31, 2017 and 2016, respectively, were deposited with the Commissioner of Insurance. As a result, the combined restricted assets for our regulated subsidiaries were $53,592 and $52,988 as of December 31, 2017 and 2016, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

25.	Supplementary Information on Cash Flow Activities

	2017	2016	2015

Supplementary information
Noncash transactions affecting cash flow activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax liability (asset) of $3,846, $1,085, and $(5,717) in 2017, 2016, and 2015, respectively	$(13,867)	$107	$38,989
Change in liability for pension benefits, and deferred income tax (asset) liability of $(3,202), $10,792, $10,124, in 2017, 2016, and 2015, respectively	$5,008	$(16,879)	$(15,836)
Repurchase and retirement of common stock	$(89)	$(56)	$(182)
Exercise of stock options	$-	$55	$179
Other
Income taxes paid	$10,363	$11,549	$6,437
Interest paid	$6,794	$7,635	$4,792

26.	Segment Information

The operations of the Company are conducted principally through three reportable business segments: Managed Care, Life Insurance, and Property and Casualty Insurance.  Reportable business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•
Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors.  The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

–
The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico and the USVI. Earned premiums revenue related to this contract amounted to $156,417, $163,556 and $155,821 for the years ended December 31, 2017, 2016, and 2015, respectively (see note 11).

–
Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $28,149, $29,475 and $30,607 for years ended December 31, 2017, 2016, and 2015, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

–
The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,035,285, $1,023,904, and $1,097,657 for the years ended December 31, 2017, 2016, and 2015, respectively.

–
The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico.  We served all eight service regions on an administrative service only basis (ASO) until March 31, 2015.  Administrative service fees for the period ended December 31, 2015 amounted to $24,266.  Beginning on April 1, 2015, the segment began providing managed care services to two service regions on a fully-insured basis, earned premium revenue related to this business amounted to $751,393, $783,231, and $607,216 for the years ended December 31, 2017, 2016, and 2015, respectively.

•
Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

•
Property and Casualty Insurance segment –The predominant insurance products of this segment commercial package, commercial auto, and personal package. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to the segment, net of commissions. Remittances are generally due 60 days after the closing date of the general agent’s account current.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31:

	2017	2016	2015

Operating revenues
Managed care
Premiums earned, net	$2,588,692	$2,647,169	$2,548,270
Fee revenue	16,514	17,843	44,705
Intersegment premiums/fee revenue	6,362	5,918	5,860
Net investment income	16,659	15,102	11,779
Total managed care	2,628,227	2,686,032	2,610,614
Life
Premiums earned, net	161,628	156,140	147,864
Intersegment premiums	218	716	251
Net investment income	24,819	24,877	24,457
Total life	186,665	181,733	172,572
Property and casualty
Premiums earned, net	76,612	87,332	87,020
Intersegment premiums	613	613	613
Net investment income	9,489	8,891	8,706
Total property and casualty	86,714	96,836	96,339
Other segments*
Intersegment service revenues	8,677	9,907	10,863
Operating revenues from external sources	3,763	3,563	3,875
Total other segments	12,440	13,470	14,738
Total business segments	2,914,046	2,978,071	2,894,263
TSM operating revenues from external sources	545	19	53
Elimination of intersegment premiums	(7,193)	(7,247)	(6,724)
Elimination of intersegment service revenue	(8,677)	(9,907)	(10,863)
Other intersegment eliminations	-	(78)	23
Consolidated operating revenues	$2,898,721	$2,960,858	$2,876,752

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

	2017	2016	2015

Operating income (loss)
Managed care	$55,040	$(36,777)	$20,514
Life	19,434	21,458	20,012
Property and casualty	(6,034)	12,074	8,273
Other segments*	(391)	(1,784)	(301)
Total business segments	68,049	(5,029)	48,498
TSM operating revenues from external sources	545	19	53
TSM unallocated operating expenses	(9,787)	(9,739)	(18,858)
Elimination of TSM charges	9,600	9,522	9,623
Consolidated operating income (loss)	68,407	(5,227)	39,316
Consolidated net realized investment gains	10,831	17,379	18,941
Consolidated interest expense	(6,794)	(7,635)	(8,169)
Consolidated other income, net	6,533	6,569	7,043
Consolidated income before taxes	$78,977	$11,086	$57,131

	2017	2016	2015
Depreciation and amortization expense
Managed care	$10,007	$11,114	$13,268
Life	1,203	1,030	1,094
Property and casualty	528	544	673
Other segments*	673	645	556
Total business segments	12,411	13,333	15,591
TSM depreciation expense	787	787	788
Consolidated depreciation and amortization expense	$13,198	$14,120	$16,379

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

	2017	2016	2015

Assets
Managed care	$1,092,715	$1,013,872	$1,034,725
Life	853,289	816,920	770,721
Property and casualty	1,094,773	349,159	350,514
Other segments*	19,027	26,034	25,629
Total business segments	3,059,804	2,205,985	2,181,589
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	81,169	17,033	12,304
Property and equipment, net	22,257	22,380	23,219
Other assets	22,763	21,646	31,732
	126,189	61,059	67,255
Elimination entries – intersegment receivables and others	(69,228)	(48,045)	(42,699)
Consolidated total assets	$3,116,765	$2,218,999	$2,206,145
	2017	2016	2015
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$3,932	$104	$(15,505)
Life	7,142	2,659	(13,005)
Property and casualty	2,691	(2,984)	(10,482)
Other segments*	-	105	(10)
Total business segments	13,765	(116)	(39,002)
Amount related to TSM	102	9	13
Consolidated net change in unrealized gain (loss) on securities available for sale	$13,867	$(107)	$(38,989)

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
(dollar amounts in thousands, except per share and share data)

27.	Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2017	2016

Assets:
Cash and cash equivalents	17,541	$14,153
Securities available for sale, at fair value:
Equity Securities (cost of $63,490 in 2017 and $2,869 in 2016)	63,628	2,880
Investment in subsidiaries	836,427	866,010
Notes receivable and accrued interest from subsidiaries	42,869	47,153
Due from subsidiaries	8,927	5,255
Deferred tax assets	18,186	14,976
Other assets	26,834	29,050
Total assets	$1,014,412	$979,477

Liabilities:
Notes payable and accrued interest to subsidiary	17,267	16,475
Due to subsidiaries	66	22,661
Long-term borrowings	32,073	35,085
Liability for pension benefits	33,672	30,892
Other liabilities	17,970	11,201
Total liabilities	101,048	116,314

Stockholders' equity:
Common stock, class A	951	951
Common stock, class B	22,627	23,321
Additional paid-in-capital	53,142	65,592
Retained earnings	785,390	730,904
Accumulated other comprehensive income, net	51,254	42,395
Total stockholders' equity	913,364	863,163
Total liabilities and stockholders' equity	$1,014,412	$979,477

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2017	2016	2015

Investment income	$545	$19	$53
Other revenues	10,836	11,644	12,015
Total revenues	11,381	11,663	12,068

Operating expenses:
General and administrative expenses	9,787	9,739	18,858
Interest expense	1,196	1,763	2,435
Total operating expenses	10,983	11,502	21,293
Income (loss) before income taxes	398	161	(9,225)
Income tax expense (benefit)	295	1,183	(1,071)
Loss of parent company	103	(1,022)	(8,154)
Equity in net income of subsidiaries	54,383	18,460	60,275
Net income	$54,486	$17,438	$52,121

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2017	2016	2015
Net income	$54,486	$17,438	$52,121
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(54,383)	(18,460)	(60,275)
Depreciation and amortization	880	839	872
Shared- based compensation	7,076	2,799	8,290
Deferred income tax expense (benefit)	(33)	1,042	(1,227)
Dividends received from subsidiaries	90,000	19,000	47,000
Return of investment due to closing of subsidiary	7,731	-	-
Other	-	-	42
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	5,076	(646)	(1,046)
Due from subsidiaries	(3,672)	(1,525)	4,869
Other assets	1,917	(1,751)	(1,953)
Due to subsidiaries	(22,595)	10,801	(2,162)
Other liabilities	1,339	(4,812)	4,614
Net cash provided by operating activities	87,822	24,725	51,145
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(61,747)	(2,869)	-
Proceeds from sale and maturities of investment in securities classified as available for sale	1,126	-	27,500
Collection of note receivable from subsidiary	-	4,500	9,000
Issuance of note receivable to subsidiary	-	(1,394)	(2,369)
Net acquisition of property and equipment	(757)	-	(3,676)
Net cash provided by (used in) investing activities	(61,378)	237	30,455
Cash flow from financing activities:
Repayments of long-term borrowings	(2,836)	(1,742)	(37,640)
Repurchase of common stock	(20,220)	(21,371)	(48,287)
Net cash used in financing activities	(23,056)	(23,113)	(85,927)
Net increase (decrease) in cash and cash equivalents	3,388	1,849	(4,327)
Cash and cash equivalents, beginning of year	14,153	12,304	16,631
Cash and cash equivalents, end of year	$17,541	$14,153	$12,304

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2017, 2016 and 2015
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

(3)	Long‑Term Borrowings

A summary of the long‑term borrowings entered into by the Company at December 31, 2017 and 2016 follows:

	2017	2016

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest was payable monthly at a fixed rate of 6.60%, fully paid in January 2017.	$-	$24,000
Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.37% at December 31, 2017).	9,547	11,187
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 4.08% at December 31, 2017).	19,226	-
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 4.58% at December 31, 2017).	3,577	-
Total borrowings	32,350	35,187
Less: unamortized debt issuance costs	277	102
	$32,073	$35,085

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2017, 2016 and 2015
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2017 are summarized as follows:

Year ending December 31
2018	$3,236
2019	3,236
2020	3,236
2021	3,236
2022	3,236
Thereafter	16,170
$32,350

On December 28, 2016, the Company entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41,000 secured loan payable with the same commercial bank.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due December 2020 ($24,000), and fund a portion of a debt service reserve for the Loan (approximately $200).  Interest payable commenced on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Company’s business.  The Company was in compliance with all these covenants as of December 31, 2017.

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

Interest expense on the above borrowings amounted to $1,196, $1,763, and $2,435, for the years ended December 31, 2017, 2016, and 2015, respectively.

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2017, 2016 and 2015
(dollar amounts in thousands)

(4)	Transactions with Related Parties

The following are the significant related parties transactions made for the three‑year period ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Rent charges to subsidiaries	$7,807	$7,801	$7,801
Interest charged to subsidiaries on notes receivable	2,032	2,258	2,758
Interest charged from subsidiary on note payable	791	755	720

As of December 31, 2017 and 2016, the Company has two and three notes receivable from subsidiaries amounting to $25,000 and $30,750, respectively, pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.7%.  Accrued interest at December 31, 2017 and 2016 amounted to $6,918 and $5,660, respectively.

In addition, as of December 31, 2017 and 2016, the Company has various notes receivable from a subsidiary amounting to $10,592 and $10,645, respectively.  Accrued interest at December 31, 2017 and 2016 amounted to $359 and $98, respectively.  These notes are due in different years, which due dates range from 2019 to 2020, and bear an average interest of 5.1%.

As of December 31, 2017 and 2016 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2022 and bears interest at 4.7%.  Accrued interest at December 31, 2017 and 2016 amounted to $2,267 and $1,475, respectively.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands)
Segment	Deferred Policy Acquisition Costs and Value of Business Acquired	Claim Liabilities	Liability for Future Policy Benefits	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Claims Incurred	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses	Net Premiums Written

2017

Managed care	$-	$367,357	$-	$1,813	$-	$2,589,987	$16,659	$2,218,270	$-	$354,917	$2,589,987
Life insurance	182,010	45,518	339,507	8,751	-	161,846	24,819	87,348	18,511	61,372	161,846
Property and casualty insurance	18,778	694,444	-	75,785	-	77,225	9,489	50,761	23,595	18,392	81,520
Other non-reportable segments, parent company operations and net consolidating entries.	-	(443)	-	-	-	(2,126)	648	(3,278)	-	426	(2,126)
					-
Total	$200,788	$1,106,876	$339,507	$86,349	$-	$2,826,932	$51,615	$2,353,101	$42,106	$435,107	$2,831,227

2016

Managed care	$-	$349,047	$-	$2,889	$-	$2,648,469	$15,102	$2,347,547	$-	$375,262	$2,648,469
Life insurance	177,811	42,858	321,232	8,122	-	156,856	24,877	86,924	12,530	60,821	152,506
Property and casualty insurance	16,976	96,977	-	68,299	-	87,945	8,891	40,766	25,170	18,826	87,158
Other non-reportable segments, parent company operations and net consolidating entries.	-	(939)	-	-	-	(2,629)	43	(3,046)	-	1,285	(2,629)
					-
Total	$194,787	$487,943	$321,232	$79,310	$-	$2,890,641	$48,913	$2,472,191	$37,700	$456,194	$2,885,504

2015

Managed care	$-	$348,297	$-	$3,489	$-	$2,549,522	$11,779	$2,196,693	$-	$393,407	$2,549,173
Life insurance	172,284	44,601	352,370	6,596	-	148,115	24,457	82,561	17,661	52,338	144,262
Property and casualty insurance	18,364	99,796	-	70,175	-	87,633	8,706	42,600	25,933	19,533	85,734
Other non-reportable segments, parent company operations and net consolidating entries.	-	(929)	-	-	-	(2,116)	232	(3,139)	-	9,849	(2,116)
					-
Total	$190,648	$491,765	$352,370	$80,260	$-	$2,783,154	$45,174	$2,318,715	$43,594	$475,127	$2,777,053

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands)

	Gross Amount (1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2017

Life insurance in force	$10,307,506			$10,307,506	0.0%

Premiums:
Life insurance	$166,280	$8,826	$4,174	$161,628	2.6%
Accident and health insurance	2,591,796	3,392	288	2,588,692	0.0%
Property and casualty insurance	135,689	59,077	-	76,612	0.0%
Total premiums	$2,893,765	$71,295	$4,462	$2,826,932	0.2%

2016

Life insurance in force	$10,178,956			$10,178,956	0.0%

Premiums:
Life insurance	$160,628	$8,838	$4,350	$156,140	2.8%
Accident and health insurance	2,650,011	3,148	306	2,647,169	0.0%
Property and casualty insurance	134,378	47,046	-	87,332	0.0%
Total premiums	$2,945,017	$59,032	$4,656	$2,890,641	0.2%

2015

Life insurance in force	$10,129,123			$10,129,123	0.0%

Premiums:
Life insurance	$153,607	$9,596	$3,853	$147,864	2.6%
Accident and health insurance	2,552,699	4,778	349	2,548,270	0.0%
Property and casualty insurance	136,780	49,760	-	87,020	0.0%
Total premiums	$2,843,086	$64,134	$4,202	$2,783,154	0.2%

(1)	Gross premiums amount is presented net of intercompany eliminations of $2,126, $3,457 and $4,402 for the years ended December 31, 2017, 2016, and 2015, respectively.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

2017

Allowance for doubtful receivables	$37,307	5,210	(3,748)	(2,886)	$35,883

2016

Allowance for doubtful receivables	$37,244	1,295	306	(1,538)	$37,307

2015

Allowance for doubtful receivables	$36,368	15,781	340	(15,245)	$37,244

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.

Triple-S Management Corporation and Subsidiaries
Schedule VI - Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations

(Dollar amounts in thousands)

	As of December 31,			For the Years Ended December 31,
	Deferred Policy	Reserve for Unpaid Claims and Claims			Net	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy	Paid Claims and
Year	Acquisition Costs	Ajustment Expenses	Unearned Premiums	Earned Premiums	Investment Income	Current Year	Prior Years	Acquisition Costs	Claim Adjustment Expenses	Premiums Written

2017	$18,778	$694,444	$75,785	$77,225	$9,489	$60,696	$(9,935)	$23,595	$47,689	$143,787

2016	$16,976	$96,977	$68,299	$87,945	$8,891	$48,127	$(7,361)	$25,170	$42,887	$133,115

2015	$18,364	$99,796	$70,175	$87,633	$8,706	$45,067	$(2,467)	$25,933	$41,612	$134,410

See accompanying independent registered public accounting firm’s report and notes to financial statements.