Form 10-Q
period 2018-03-31
TRIPLE-S MANAGEMENT CORP
filed 2018-05-08
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2018
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	22,331,922

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2018

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,323,777	$1,216,788
Fixed maturities held to maturity, at amortized cost	2,483	2,319
Equity investments, at fair value	272,189	342,309
Other invested assets, at net asset value	44,149	34,984
Policy loans	9,262	9,077
Cash and cash equivalents	212,610	198,941
Total investments and cash	1,864,470	1,804,418
Premiums and other receivables, net	775,258	899,327
Deferred policy acquisition costs and value of business acquired	202,581	200,788
Property and equipment, net	76,825	74,716
Deferred tax asset	65,065	65,123
Goodwill	25,397	25,397
Other assets	91,395	46,996
Total assets	$3,100,991	$3,116,765
Liabilities and Stockholders' Equity
Claim liabilities	$1,034,761	$1,106,876
Liability for future policy benefits	344,536	339,507
Unearned premiums	174,056	86,349
Policyholder deposits	176,704	176,534
Liability to Federal Employees' Health Benefits and
Federal Employees' Programs	56,656	52,287
Accounts payable and accrued liabilities	334,945	354,894
Deferred tax liability	19,127	21,891
Long-term borrowings	31,275	32,073
Liability for pension benefits	33,382	33,672
Total liabilities	2,205,442	2,204,083
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at March 31, 2018 and December 31, 2017, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,331,922 and 22,627,077 shares at March 31, 2018 and December 31, 2017, respectively	22,332	22,627
Additional paid-in capital	39,153	53,142
Retained earnings	829,186	785,390
Accumulated other comprehensive income	4,609	51,254
Total Triple-S Management Corporation stockholders' equity	896,231	913,364
Non-controlling interest in consolidated subsidiary	(682)	(682)
Total stockholders' equity	895,549	912,682
Total liabilities and stockholders' equity	$3,100,991	$3,116,765

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenues:
Premiums earned, net	$752,034	$702,273
Administrative service fees	3,348	4,379
Net investment income	13,755	12,016
Other operating revenues	1,071	965
Total operating revenues	770,208	719,633
Net realized investment gains	2,942	336
Net unrealized investment losses on equity investments	(16,199)	-
Other income, net	1,163	2,525
Total revenues	758,114	722,494
Benefits and expenses:
Claims incurred	618,989	620,863
Operating expenses	133,134	110,946
Total operating costs	752,123	731,809
Interest expense	1,690	1,686
Total benefits and expenses	753,813	733,495
Income (loss) before taxes	4,301	(11,001)
Income taxes	387	(6,658)
Net income (loss)	3,914	(4,343)
Less: Net loss attributable to non-controlling interest	-	1
Net income (loss) attributable to Triple-S Management Corporation	$3,914	$(4,342)
Earnings per share attributable to Triple-S Management Corporation
Basic net income (loss) per share	$0.17	$(0.18)
Diluted net income (loss) per share	$0.17	$(0.18)

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended March 31,
	2018	2017
Net income (loss)	$3,914	$(4,343)
Other comprehensive (loss) income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(6,894)	8,472
Defined benefit pension plan:
Actuarial loss, net	131	53
Total other comprehensive (loss) income, net of tax	(6,763)	8,525
Comprehensive (loss) income	(2,849)	4,182
Comprehensive income attributable to non-controlling interest	-	1
Comprehensive (loss) income attributable to Triple-S Management Corporation	$(2,849)	$4,183

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2018	2017
Balance at January 1	$913,364	$863,163
Share-based compensation	391	(1,443)
Repurchase and retirement of common stock	(14,675)	-
Comprehensive (loss) income	(2,849)	4,183
Total Triple-S Management Corporation stockholders' equity	896,231	865,903
Non-controlling interest in consolidated subsidiary	(682)	(678)
Balance at March 31	$895,549	$865,225

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,914	$(4,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,410	2,990
Net amortization of investments	1,939	2,356
Additions (reductions) to the allowance for doubtful receivables	709	(3,209)
Deferred tax benefit	(1,503)	(7,525)
Net realized investment gain on sale of securities	(2,942)	(336)
Net unrealized loss on equity investments	16,199	-
Interest credited to policyholder deposits	1,094	991
Share-based compensation	391	(1,443)
Decrease (increase) in assets:
Premium and other receivables, net	123,360	(3,263)
Deferred policy acquisition costs and value of business acquired	(161)	(822)
Deferred taxes	431	(265)
Other assets	(40,489)	(37)
(Decrease) increase in liabilities:
Claim liabilities	(72,115)	42,361
Liability for future policy benefits	5,029	4,930
Unearned premiums	87,707	84,470
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	4,369	2,836
Accounts payable and accrued liabilities	(869)	11,274
Net cash provided by operating activities	130,473	130,965
(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$443,419	$26,023
Fixed maturities matured/called	5,368	5,001
Securities held to maturity:
Fixed maturities matured/called	1,048	703
Equity investments sold	113,863	10,272
Other invested assets sold	845	-
Acquisition of investments:
Securities available for sale:
Fixed maturities	(575,694)	(33,738)
Securities held to maturity:
Fixed maturities	(1,212)	(382)
Equity investments	(49,591)	(5,482)
Other invested assets	(9,683)	-
Increase in other investments	(4,136)	(2,044)
Net change in policy loans	(185)	18
Net capital expenditures	(4,861)	(3,295)
Net cash used in investing activities	(80,819)	(2,924)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(19,992)	(11,401)
Repayments of long-term borrowings	(810)	(24,676)
Proceeds from long-term borrowings	-	24,266
Repurchase and retirement of common stock	(14,259)	-
Proceeds from policyholder deposits	6,237	4,116
Surrenders of policyholder deposits	(7,161)	(4,890)
Net cash used in financing activities	(35,985)	(12,585)
Net increase in cash and cash equivalents	13,669	115,456
Cash and cash equivalents:
Beginning of period	198,941	103,428
End of period	$212,610	$218,884

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America (GAAP or U.S. GAAP) for complete financial statement presentation.  These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018.

(2)	Significant Accounting Policies

Investments

Fixed maturities and other invested assets

Investment in debt securities at March 31, 2018 and December 31, 2017 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

Available-for-sale securities are recorded at fair value.  The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices for those or similar investments at the reporting date.  Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts, respectively.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are included in earnings and are determined on a specific‑identification basis.

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

Other invested assets at March 31, 2018 and December 31, 2017 consist mainly of alternative investments in partnerships which invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of March 31, 2018 amounted to $107,035.  The remaining average commitments period is approximately three years.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Equity investments

Investment in equity securities at March 31, 2018 and December 31, 2017 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are based on quoted market prices.  Unrealized holding gains and losses, on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific‑identification basis.

Recent Accounting Standards

On February 28, 2018, the Financial Accounting Standard Board (FASB) issued guidance for Technical Corrections and Improvement to Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Areas for correction or improvement include (1) equity securities without a readily determinable fair value—discontinuation, (2) equity securities without a readily determinable fair value—adjustments, (3) forward contracts and purchased options, (4) presentation requirements for certain fair value option liabilities, (5) fair value option liabilities denominated in a foreign currency, and (6) transition guidance for equity securities without a readily determinable fair value. For public companies, these amendments, will be applied on a prospective basis, for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. The adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

Recently Adopted Accounting Standards

On January 5, 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. The Company also adopted guidance issued by FASB on March 9, 2018 that removes the previous guidance for Other Than Temporary Impairment of Certain Investments in Equity Securities as required by SEC Staff Accounting Bulletin (SAB) No. 117 and SEC Release No. 33-9273, since it is no longer applicable.   For public companies, these amendments became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance for equity securities effective January 1, 2018.  A cumulative-effect adjustment of $39,882 was made from accumulated other comprehensive income to the beginning retained earnings at the implementation date.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2018 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$1,441	$6	$-	$1,447
U.S. Treasury securities and obligations of U.S. government instrumentalities	268,264	570	(335)	268,499
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,117	9	-	8,126
Municipal securities	758,689	24,033	(1,587)	781,135
Corporate bonds	187,392	14,349	(1,168)	200,573
Residential mortgage-backed securities	52,624	149	(764)	52,009
Collateralized mortgage obligations	12,335	6	(353)	11,988
Total fixed maturities available for sale	$1,288,862	$39,122	$(4,207)	$1,323,777

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$617	$131	$-	$748
Residential mortgage-backed securities	191	2	-	193
Certificates of deposit	1,675	-	-	1,675
Total	$2,483	$133	$-	$2,616

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity investments - Mutual Funds	$238,539	$35,111	$(1,461)	$272,189

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$43,859	$927	$(637)	$44,149

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$1,431	$13	$-	$1,444
U.S. Treasury securities and obligations of U.S. government instrumentalities	118,858	41	(550)	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,059	34	-	8,093
Municipal securities	771,789	30,468	(1,467)	800,790
Corporate bonds	217,046	17,767	(489)	234,324
Residential mortgage-backed securities	32,465	2	(355)	32,112
Collateralized mortgage obligations	22,003	10	(337)	21,676
Total fixed maturities	1,171,651	48,335	(3,198)	1,216,788
Equity securities
Mutual Funds	292,460	50,072	(223)	342,309
Alternative investments	34,669	559	(244)	34,984
Total equity securities	327,129	50,631	(467)	377,293
Total	$1,498,780	$98,966	$(3,665)	$1,594,081

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$617	$154	$-	$771
Residential mortgage-backed securities	191	2	-	193
Certificates of deposit	1,511	-	-	1,511
Total	$2,319	$156	$-	$2,475

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$70,224	$(335)	6	$-	$-	-	$70,224	$(335)	6
Municipal securities	173,011	(1,581)	26	712	(6)	1	173,723	(1,587)	27
Corporate bonds	94,616	(1,168)	21	-	-	-	94,616	(1,168)	21
Residential mortgage-backed securities	30,529	(764)	19	-	-	-	30,529	(764)	19
Collateralized mortgage obligations	3,464	(94)	1	7,898	(259)	2	11,362	(353)	3
Total fixed maturities	$371,844	$(3,942)	73	$8,610	$(265)	3	$380,454	$(4,207)	76

Other invested assets - Alternative investments	$16,031	$(185)	5	$5,694	$(452)	2	$21,725	$(637)	7

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2017
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

The Company reviews the available for sale and other invested assets portfolios under the Company’s impairment review policy.  Given market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and material other-than-temporary impairments may be recorded in future periods.  The Corporation from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

Obligations of U.S. Government Instrumentalities and Municipal Securities:  The unrealized losses on the Company’s investments in U.S. Government Instrumentalities and Municipal Securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Residential mortgage-backed securities and Collateralized mortgage obligations: The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns. The Company does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	March 31, 2018
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	29,553	29,684
Due after one year through five years	382,708	383,269
Due after five years through ten years	350,676	353,952
Due after ten years	460,966	492,875
Residential mortgage-backed securities	52,624	52,009
Collateralized mortgage obligations	12,335	11,988
	$1,288,862	$1,323,777
Fixed maturities held to maturity
Due in one year or less	1,675	1,675
Due after ten years	617	748
Residential mortgage-backed securities	191	193
	$2,483	$2,616

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended March 31,
	2018	2017
Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$172	$17
Gross losses	(7,930)	(119)
Total debt securities	(7,758)	(102)
Equity investments:
Gross gains	8,203	438
Gross losses	(499)	-
Total equity securities	7,704	438
Other invested assets:
Gross gains	3,207	-
Gross losses	(211)	-
Total other invested assets	2,996	-
Net realized investment gains	$2,942	$336

	Three months ended March 31,
	2018	2017
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(10,222)	$(439)
Other invested assets	(25)	11,143
	$(10,247)	$10,704
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(23)	$2

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the three months ended March 31, 2018 and 2017 was $3,679 and $2,136, respectively.

As of March 31, 2018 and December 31, 2017, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	March 31, 2018	December 31, 2017
Premium	$84,731	$103,027
Self-funded group receivables	40,236	39,859
FEHBP	14,084	13,346
Agent balances	29,346	32,818
Accrued interest	12,417	14,331
Reinsurance recoverable	552,615	661,679
Other	78,053	70,150
	811,482	935,210
Less allowance for doubtful receivables:
Premium	27,002	26,490
Other	9,222	9,393
	36,224	35,883
Total premium and other receivables, net	$775,258	$899,327

As of March 31, 2018 and December 31, 2017, the Company had premiums and other receivables of $51,976 and $81,838, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of March 31, 2018 and December 31, 2017 were $17,009 and $16,436, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(5)	Fair Value Measurements

Our condensed consolidated balance sheets include the following financial instruments: securities available for sale, equity investments, policy loans, policyholder deposits, and long-term borrowings.  We consider the carrying amounts of policy loans, policyholder deposits, and long-term borrowings to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets are measured at fair value on a recurring basis and are disclosed below. These assets are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$1,447	$-	$1,447
U.S. Treasury securities and obligations of U.S government instrumentalities	268,499	-	-	268,499
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,126	-	8,126
Municipal securities	-	781,135	-	781,135
Corporate bonds	-	200,573	-	200,573
Residential agency mortgage-backed securities	-	52,009	-	52,009
Collateralized mortgage obligations	-	11,988	-	11,988
Total fixed maturities	$268,499	$1,055,278	$-	$1,323,777

Equity investments	$138,685	$133,504	$-	$272,189

Alternative investments - measured at net asset value	$-	$-	$-	$44,149

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$1,444	$-	$1,444
U.S. Treasury securities and obligations of U.S government instrumentalities	118,349	-	-	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,093	-	8,093
Municipal securities	-	800,790	-	800,790
Corporate bonds	-	234,324	-	234,324
Residential agency mortgage-backed securities	-	32,112	-	32,112
Collateralized mortgage obligations	-	21,676	-	21,676
Total fixed maturities	118,349	1,098,439	-	1,216,788
Equity securities - Mutual funds	193,160	149,149	-	342,309
Alternative investments - measured at net asset value	-	-	-	34,984
Total equity securities	193,160	149,149	-	377,293

Total	$311,509	$1,247,588	$-	$1,594,081

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018 and 2017.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,262	$-	$9,262	$-	$9,262

Liabilities:
Policyholder deposits	$176,704	$-	$176,704	$-	$176,704
Long-term borrowings:
Loans payable to bank - variable	31,541	-	31,541	-	31,541
Total liabilities	$208,245	$-	$208,245	$-	$208,245

	December 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,077	$-	$9,077	$-	$9,077

Liabilities:
Policyholder deposits	$176,534	$-	$176,534	$-	$176,534
Long-term borrowings:
Loans payable to bank - variable	32,350	-	32,350	-	32,350
Total liabilities	$208,884	$-	$208,884	$-	$208,884

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Three months ended March 31, 2018
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$367,357	$739,519	$1,106,876
Reinsurance recoverable on claim liabilities	-	(633,099)	(633,099)
Net claim liabilities at beginning of period	367,357	106,420	473,777
Claims incurred
Current period insured events	603,947	30,907	634,854
Prior period insured events	(20,226)	(1,818)	(22,044)
Total	583,721	29,089	612,810
Payments of losses and loss-adjustment expenses
Current period insured events	322,388	7,021	329,409
Prior period insured events	226,246	22,746	248,992
Total	548,634	29,767	578,401
Net claim liabilities at end of period	402,444	105,742	508,186
Reinsurance recoverable on claim liabilities	-	526,575	526,575
Claim liabilities at end of period	$402,444	$632,317	$1,034,761

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31, 2017
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$349,047	$138,896	$487,943
Reinsurance recoverable on claim liabilities	-	(38,998)	(38,998)
Net claim liabilities at beginning of period	349,047	99,898	448,945
Claims incurred
Current period insured events	602,620	28,226	630,846
Prior period insured events	(15,340)	(1,333)	(16,673)
Total	587,280	26,893	614,173
Payments of losses and loss-adjustment expenses
Current period insured events	350,450	7,965	358,415
Prior period insured events	192,352	17,945	210,297
Total	542,802	25,910	568,712
Net claim liabilities at end of period	393,525	100,881	494,406
Reinsurance recoverable on claim liabilities	-	35,898	35,898
Claim liabilities at end of period	$393,525	$136,779	$530,304

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2018 and 2017 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,179 and $6,690 during the three months ended March 31, 2018 and 2017, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of March 31, 2018.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2017	44,970
2018	281,559

(7)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended March 31,
	2018	2017
Components of net periodic benefit cost:
Interest cost	$1,693	$1,798
Expected return on assets	(2,281)	(2,199)
Amortization of actuarial loss	215	86
Settlement loss	325	-
Net periodic benefit cost	$(48)	$(315)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2017 that it expected to contribute $2,000 to the pension program in 2018.  As of March 31, 2018, the Company has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(8)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Three months ended March 31,
	2018	2017

Net Unrealized Gain on Securities Beginning Balance	$76,238	$62,371
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	(39,882)	-
Other comprehensive income before reclassifications	(4,540)	8,741
Amounts reclassified from accumulated other comprehensive income	(2,354)	(269)
Net current period change	(6,894)	8,472
Ending Balance	29,462	70,843

Liability for Pension Benefits Beginning Balance	(24,984)	(19,976)
Amounts reclassified from accumulated other comprehensive income	131	53
Ending Balance	(24,853)	(19,923)
Accumulated Other Comprehensive Income Beginning Balance	51,254	42,395
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	(39,882)	$-
Other comprehensive income before reclassifications	(4,540)	8,741
Amounts reclassified from accumulated other comprehensive income	(2,223)	(216)
Net current period change	(6,763)	8,525
Ending Balance	$4,609	$50,920

(9)	Stock Repurchase Program

The Company repurchases shares through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.

In August 2017 the Company’s Board of Directors authorized a $30,000 repurchase program of its Class B common stock, and in February 2018 the Company’s Board of Directors authorized a $25,000 expansion of this program.  During the three months ended March 31, 2018, the Company repurchased and retired under this program 563,559 shares at an average per share price of $25.10, for an aggregate cost of $14,259.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(10)	Share-Based Compensation

Share-based compensation expense (benefit) recorded during the three months ended March 31, 2018 and 2017 was $391 and ($1,443), respectively.  The benefit recorded in the 2017 period results from a decrease in the 2014 and 2015 grants expected performance shares payouts.  During the three months ended March 31, 2018, 16,271 shares repurchased and retired as a result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the three months ended March 31, 2017.

(11)	Net Income (Loss) Available to Stockholders and Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017
Numerator for earnings per share:
Net income (loss) attributable to TSM available to stockholders	$3,914	$(4,342)
Denominator for basic earnings per share:
Weighted average of common shares	23,277,633	24,143,261
Effect of dilutive securities	117,364	-
Denominator for diluted earnings per share	23,394,997	24,143,261
Basic net income (loss) per share attributable to TSM	$0.17	$(0.18)
Diluted net income (loss) per share attributable to TSM	$0.17	$(0.18)

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

The following information supplements and amends, as applicable, the disclosures in Note 23 to the Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K.  Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, U.S. Virgin Islands (USVI), Costa Rica, British Virgin Islands (BVI), and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

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

Claims by Heirs of Former Shareholders

On August 28, 2017, local Court of First Instance entered summary judgement in Heirs of Dr. Juan Acevedo, et al., v. Triple-S Management Corporation, et al. ordering the Company to issue 63,000 stock shares in favor of Plaintiffs, plus costs and legal fees. The Company appealed said judgement and on March 15, 2018, Puerto Rico Court of Appeals revoked said judgement and ruled in favor of the Company dismissing the complaint with prejudice. The Court ’s opinion held that issuance of Dr. Blanco’s shares of stock occurred under the Puerto Rico Corporations Statute of 1956, therefore the Corporations Statute of 1995 was inapplicable to the controversy; applicable law was Puerto Rico Insurance Code and Puerto Rico Corporations Statute of 1956; the amendment approved by the stockholders on April 29, 1990 was a relaxation of the restrictions to transfer the shares of stock by inheritance, not a restriction by itself; Dr. Blanco had actual notice of the original restrictions and as such it was not necessary for the restrictions to appear clear and conspicuously on the certificates of the shares of stock he owned; Dr. Blanco’s actual notice of the restrictions was attributable to Plaintiffs as heirs; and Dr. Blanco’s shares were correctly redeemed by the Company.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Prior to consolidation, motions to dismiss were filed by several plans, including TSS - whose request was ultimately denied by the court without prejudice. On April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico against TSS. Said complaint, nonetheless, is believed not to preclude TSS’ jurisdictional arguments. Since inception, the Company has joined BCBSA and other Blue Plans in vigorously contesting these claims. On April 5, 2018, the United States District Court for the Northern District of Alabama, Southern Division, issued it’s ruling on the parties’ respective motions for partial summary judgment on the standard of review applicable to plaintiffs’ claims under Section 1 of the Sherman Act and subscriber plaintiffs’ motion for partial summary judgment on the Blue Plan’s single entity defense. After considering the “undisputed” facts (for summary judgment purposes only) and evidence currently on record in the light most favorable to defendants, the court essentially found that: (a) the Exclusive Service Areas constitute horizontal market allocations that are subject to the Per Se standard of review; (b) the National Best Efforts Rule constitutes an “output restriction” subject to the Per Se standard of review; (c) there remain genuine issues of material fact as to whether defendants’ conduct can be shielded by the “single entity” defense; and (d) claims concerning the BlueCard Program and uncoupling rules are due to be analyzed under the Rule of Reason standard.

Presently, the court’s ruling is being reviewed and evaluated for purposes of determining the course to follow. Meanwhile, the settlement negotiations between the parties through mediation have been suspended for the time being.

Claims Relating to the Provision of Health Care Services

TSS was a defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before ASES by six community health centers alleging TSS breached their contracts with respect to certain capitation payments and other monetary claims. The Company has reached a settlement agreement with all six community health centers totaling $1,200, which has been accrued as of March 31, 2018.

ASES Audits

The Company is subject to audits in connection with the provision of services to private and governmental entities.  These audits may include numerous aspects of our business, including claim payment practices, contractual obligations, service delivery, third-party obligations, and business practices, among others.  Deficiencies in audits could have a material adverse effect on our reputation and business, including termination of contracts, significant increases in the cost of managing and remediating deficiencies, payment of contractual penal clauses, and others, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 and September 2013, reflected an overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and ASES requested the reimbursement of the alleged overpayment. On January 16, 2015, TSS filed an injunction against ASES under the case Triple-S Salud, Inc. v. Administración de Seguros de Salud de Puerto Rico. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership. On May 26, 2017, the court issued a partial judgement dismissing the complaint in favor of TSS with respect to the alleged overpayments for the period between October 2005 and September 2010, which represented approximately $7,400 of the total alleged claim. On July 27, 2017, ASES appealed the court’s partial judgement and on January 31, 2018, the Puerto Rico Court of Appeals entered judgement in favor of the Company, thus validating the 2011 settlement agreement.  No plea for reconsideration nor a writ of certiorari was filed by ASES before the Court of Appeals or the Puerto Rico Supreme Court.  The parties reached a settlement agreement for the remaining amount in controversy subject to the final approval of ASES Board of Directors.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following tables summarize the operations by reportable segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Operating revenues:
Managed Care:
Premiums earned, net	$686,602	$640,147
Administrative service fees	3,348	4,379
Intersegment premiums/service fees	1,348	1,534
Net investment income	4,857	3,892
Total managed care	696,155	649,952
Life Insurance:
Premiums earned, net	41,089	40,298
Intersegment premiums	381	191
Net investment income	6,058	6,087
Total life insurance	47,528	46,576
Property and Casualty Insurance:
Premiums earned, net	24,063	21,548
Intersegment premiums	153	153
Net investment income	2,442	1,924
Total property and casualty insurance	26,658	23,625
Other segments: *
Intersegment service revenues	239	1,586
Operating revenues from external sources	1,071	1,000
Total other segments	1,310	2,586
Total business segments	771,651	722,739
TSM operating revenues from external sources	398	78
Elimination of intersegment premiums/service fees	(1,602)	(1,598)
Elimination of intersegment service revenues	(239)	(1,586)
Consolidated operating revenues	$770,208	$719,633

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2018	2017
Operating income (loss):
Managed care	$10,618	$(18,582)
Life insurance	3,625	3,935
Property and casualty insurance	3,079	2,067
Other segments *	175	143
Total business segments	17,497	(12,437)
TSM operating revenues from external sources	398	78
TSM unallocated operating expenses	(2,210)	(2,217)
Elimination of TSM intersegment charges	2,400	2,400
Consolidated operating income (loss)	18,085	(12,176)
Consolidated net realized investment gains	2,942	336
Consolidated net unrealized investment losses on equity investments	(16,199)	-
Consolidated interest expense	(1,690)	(1,686)
Consolidated other income, net	1,163	2,525
Consolidated income (loss) before taxes	$4,301	$(11,001)

Depreciation and amortization expense:
Managed care	$2,641	$2,239
Life insurance	300	280
Property and casualty insurance	104	114
Other segments*	168	160
Total business segments	3,213	2,793
TSM depreciation expense	197	197
Consolidated depreciation and amortization expense	$3,410	$2,990

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets:
Managed care	$1,253,980	$1,092,715
Life insurance	860,674	853,289
Property and casualty insurance	915,910	1,094,773
Other segments *	18,304	19,027
Total business segments	3,048,868	3,059,804
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	64,099	81,169
Property and equipment, net	22,370	22,257
Other assets	25,036	22,763
	111,505	126,189
Elimination entries-intersegment receivables and others	(59,382)	(69,228)
Consolidated total assets	$3,100,991	$3,116,765

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2018.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2017 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2018 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 55 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of health benefits in designated service regions in Puerto Rico.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of March 31, 2018, we served approximately 974,000 managed care members across all regions of Puerto Rico.  For the three months ended March 31, 2018 and 2017, our managed care segment represented approximately 91% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS); Triple-S Advantage, Inc. (TSA), and Triple-S Blue, Inc. I.I. (TSB).  TSS, TSA and TSB are Blue Cross Blue Shield Association (BCBSA) licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the USVI, Costa Rica, the BVI, and Anguilla.

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

Our revenues primarily consist of premiums earned, net and administrative service fees.  These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals, and government-sponsored programs, principally Medicare and the Government of Puerto Rico Health Insurance Plan.  Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others.  Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, investment income, and revenues derived from other non-reportable segments.  Substantially all of our earnings are generated in Puerto Rico.

Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and policyholders.  Each segment’s results of operations depend to a significant extent on their ability to accurately predict and effectively manage claims.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.  Operating expenses consist primarily of compensation, commission payments to brokers and other overhead business expenses.

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

Recent Developments

Puerto Rico Economy

On April 19, 2018, the Oversight Board certified a fiscal plan that differed substantially from the draft fiscal plans previously submitted by the government.  On April 19, 2018, the Oversight Board also certified a fiscal plan for the Puerto Rico Electric Power Authority.  On April 20, 2018, the Oversight Board certified a fiscal plan for each of the Puerto Rico Aqueduct and Sewer Authority (“PRASA”), the University of Puerto Rico, the Puerto Rico Highways and Transportation Authority and Government Development Bank (“GDB”). The fiscal plans (the ones certified by the Oversight Board last year and the recently certified fiscal plans) reflect that the government and its instrumentalities will not have sufficient revenues to pay their debt service obligations in full while continuing to provide essential services, implying a need for significant debt relief. Furthermore, the Commonwealth’s certified fiscal plan assumes for substantial federal government funding to address disaster recovery and reconstruction efforts. The Governor has stated publicly that he does not intend to implement certain material elements of the Commonwealth’s certified fiscal plan.

See Item 1A.  Risk Factors – Risks Related to our Business – “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us, particularly following Hurricanes Irma and Maria.” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Puerto Rico Government Health Reform Program

In early February 2018, the Government of Puerto Rico issued a Request for Proposal (“RFP”) for the administration of its Medicaid program that introduces significant changes to the model, including the elimination of geographical areas and allowing participants to select insurance carriers.  The Company has submitted a RFP which is currently under evaluation by the Government Health Insurance Plan administration.  See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Political and Regulatory Developments

CMS announced final benchmark rates for the 2019 Medicare Advantage plans.  The call letter maintains the zero claims adjustment, and allows certain Puerto Rico counties to qualify for double bonus status.  The impact of these updates, result in a Puerto Rico benchmark estimated average increase of about 5.7%.  See Item 1A.   Risk Factors—Risks Related to the Regulation of our Industry – “The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries’’ included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Property and Casualty Reinsurance Program

The Company’s Property and Casualty segment completed the renewal of its reinsurance property and catastrophe program with an effective date of April 1st, 2018 with a term of twelve-months ending on March 31st, 2019.  The new reinsurance program considers an increase in cessions in the Commercial Property quota share agreement from 30% to 35% and provides the segment with additional catastrophe loss protection.  The new reinsurance program is expected to increase non proportional reinsurance cost by approximately $5.0 million when compared to cost of the previous program.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2018	2017
Managed care enrollment:
Commercial [1]	467,896	505,848
Medicare	112,080	121,352
Medicaid	394,454	389,130
Total	974,430	1,016,330
Managed care enrollment by funding arrangement:
Fully-insured	825,742	847,327
Self-insured	148,688	169,003
Total	974,430	1,016,330

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended March 31,
(dollar amounts in millions)	2018	2017
Revenues:
Premiums earned, net	$752.0	$702.3
Administrative service fees	3.3	4.4
Net investment income	13.8	12.0
Other operating revenues	1.1	0.9
Total operating revenues	770.2	719.6
Net realized investment gains	2.9	0.3
Net unrealized investment losses on equity investments	(16.2)	-
Other income, net	1.2	2.6
Total revenues	758.1	722.5
Benefits and expenses:
Claims incurred	619.0	620.9
Operating expenses	133.1	110.9
Total operating expenses	752.1	731.8
Interest expense	1.7	1.7
Total benefits and expenses	753.8	733.5
Income (loss) before taxes	4.3	(11.0)
Income tax expense (benefit)	0.4	(6.7)
Net income (loss) attributable to TSM	$3.9	$(4.3)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Revenues

Consolidated premiums earned, net increased by $49.7 million, or 7.1%, to $752.0 million.  This increase primarily reflects higher premiums in the Managed Care segment by $46.4 million due to higher average premiums rates across all businesses. In the Medicare business, premiums also increased as the result of achieving a 4-star rating in our Medicare Advantage HMO contract that resulted in a 5% bonus applied to the benchmark used in premium calculation as well as higher sharing on rebates.  These increases are partially offset by lower Commercial and Medicare membership.

Net unrealized investment losses on equity investments

The $16.2 million in consolidated net unrealized investment losses on equity investments is the impact of new accounting guidance implemented effective January 1, 2018, which requires the change in unrealized gain (loss) of equity investments, previously recorded through comprehensive income, to be recorded through earnings.

Claims Incurred

Consolidated claims incurred decreased by $1.9 million, or 0.3%, to $619.0 million mostly due to lower claims in the Managed Care segment.  The decrease in Managed Care claims primarily reflects lower enrollment in the segment’s Medicare and Commercial businesses, offset in part by higher utilization. The consolidated loss ratio decreased by 610 basis points to 82.3% mostly reflecting the higher Managed Care premiums during the 2018 period.

Operating Expenses

Consolidated operating expenses increased by $22.2 million, or 20.0%, to $133.1 million.  The higher operating expenses are mostly the result of the reinstatement of the Health Insurance Providers Fee (HIP fee) of $11.7 million and higher professional services and personnel costs.  For the three months ended March 31, 2018, the consolidated operating expense ratio increased 190 basis points to 17.6%.

Income Taxes

Consolidated income taxes increased by $7.1 million, to an expense of $0.4 million for the three months ended March 31, 2018.  The year over year change in income taxes primarily reflects the increase in income before taxes in the Managed Care segment, which has a higher effective tax rate than our other segments.

Managed Care Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2018	2017
Operating revenues:
Medical premiums earned, net:
Commercial	$198.7	$205.1
Medicare	287.9	257.7
Medicaid	200.3	177.7
Medical premiums earned, net	686.9	640.5
Administrative service fees	4.4	5.6
Net investment income	4.8	3.9
Total operating revenues	696.1	650.0
Medical operating costs:
Medical claims incurred	583.7	587.3
Medical operating expenses	101.8	81.3
Total medical operating costs	685.5	668.6
Medical operating income (loss)	$10.6	$(18.6)
Additional data:
Member months enrollment:
Commercial:
Fully-insured	961,290	1,013,205
Self-funded	449,778	507,167
Total Commercial	1,411,068	1,520,372
Medicare	338,340	363,727
Medicaid	1,171,345	1,173,273
Total member months	2,920,753	3,057,372
Medical loss ratio	85.0%	91.7%
Operating expense ratio	14.7%	12.6%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Medical Operating Revenues

Medical premiums earned increased by $46.4 million, or 7.2%, to $686.9 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Commercial business decreased by $6.4 million, or 3.1%, to $198.7 million.  This fluctuation primarily reflects lower member enrollment during the quarter by approximately 52,000 member months and $3.9 million related to the reinstatement of the HIP fee pass-through in 2018.

•
Medical premiums generated by the Medicare business increased by $30.2 million, or 11.7%, to $287.9 million, primarily reflecting an increase in the 2018 Medicare reimbursement rates for the first time since 2012, the increase related to the 4-star rating achievement in our 2018 HMO product, and to higher average membership risk score. These increases were partially offset by decrease in membership by approximately 25,000 lives.

•
Medical premiums generated by the Medicaid business amounted to $200.3 million, $22.6 million, or 12.7% higher when compared to the prior period.  Increase primarily reflects higher premiums rates effective July 1, 2017, $3.7 million related to the reinstatement of the HIP fee pass-through in 2018, and $3.8 million in premiums related to our achievement of the contract’s quality incentive metrics.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2018 decreased by $3.6 million, or 0.6%, to $583.7 million when compared to the three months ended March 31, 2017.  The medical loss ratio (MLR) of the segment decreased 670 basis points during the 2018 period, to 85.0%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $9.6 million, or 5.6%, during the 2018 period mostly driven by lower enrollment. The MLR, at 81.3%, was 220 basis point lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 82.6%, 30 basis points lower than the adjusted MLR for last year.

•
The medical claims incurred of the Medicare business increased by $1.2 million, or 0.5%, during the 2018 period and its MLR decreased by 940 basis points, to 84.6%.  Adjusting for the effect of prior period reserve developments in 2018 and 2017 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 86.1% this quarter, about 800 basis points lower than last year, primarily reflecting the higher premium revenue recorded in the 2018 period.

•
The medical claims incurred in the Medicaid business increased by $4.8 million, or 2.8%, during the 2018 period. The MLR, at 89.2%, was 860 basis point lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Medicaid MLR would have been approximately 90.0% this quarter, 300 basis points lower than the adjusted MLR for last year.  The improved MLR primarily reflects the higher premium revenue recorded in the 2018 period.

Medical Operating Expenses

Medical operating expenses increased by $20.5 million, or 25.2%, to $101.8 million.  The operating expense ratio increased by 210 basis points to 14.7% in 2018.  The higher operating expenses and expense ratio are mostly the result of the increase in the HIP Fee of $11.7 million due to the moratorium in the fee in 2017, and higher professional services and personnel costs.

Life Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2018	2017
Operating revenues:
Premiums earned, net:
Premiums earned	$43.0	$41.8
Assumed earned premiums	0.8	0.9
Ceded premiums earned	(2.3)	(2.2)
Premiums earned, net	41.5	40.5
Net investment income	6.0	6.1
Total operating revenues	47.5	46.6
Operating costs:
Policy benefits and claims incurred	25.0	23.7
Underwriting and other expenses	18.9	19.0
Total operating costs	43.9	42.7
Operating income	$3.6	$3.9
Additional data:
Loss ratio	60.2%	58.5%
Operating expense ratio	45.5%	46.9%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Revenues

Premiums earned, net increased by $1.0 million, or 2.5% to $41.5 million as the result of higher sales in the Individual Life and Group lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $1.3 million, or 5.5%, to $25.0 million, mostly as the result of higher number of death benefits paid in the Individual Life and Group lines of business.

Underwriting and Other Expenses

Underwriting and other expenses were in line with previous year, decreasing $0.1 million, or 0.5%, to $18.9 million.  The segment’s operating expense ratio improved 140 basis points to 45.5%.

Property and Casualty Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2018	2017
Operating revenues:
Premiums earned, net:
Premiums written	$33.6	$27.4
Premiums ceded	(14.7)	(10.1)
Change in unearned premiums	5.3	4.4
Premiums earned, net	24.2	21.7
Net investment income	2.4	1.9
Total operating revenues	26.6	23.6
Operating costs:
Claims incurred	11.1	10.6
Underwriting and other expenses	12.4	10.9
Total operating costs	23.5	21.5
Operating income	$3.1	$2.1
Additional data:
Loss ratio	45.9%	48.8%
Operating expense ratio	51.2%	50.2%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Revenues

Total premiums written increased by $6.2 million, or 22.6%, to $33.6 million, driven by higher sales of Commercial Property and Commercial Auto products, mainly as a result of the acquisition of a large Commercial Property account.

The premiums ceded to reinsurers increased by $4.6 million, or 45.5%, mostly reflecting higher premiums written in Commercial insurance products during 2018.

Claims Incurred

Claims incurred increased by $0.5 million, or 4.7%, to $11.1 million.  The loss ratio decreased by 390 basis points, to 45.9% during this period, primarily as the result of favorable loss experience in the Commercial Auto, General Liability, and Medical Malpractice lines of business.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $1.5 million, or 13.8%, to $12.4 million mostly due to a higher net commission expense due to the increase in premiums written.  The operating expense ratio was 51.2%, 100 basis points higher than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended March 31,
(dollar amounts in millions)	2018	2017
Sources (uses) of cash:
Cash provided by operating activities	$130.5	$131.0
Net (purchases) proceeds of investment securities	(75.9)	0.4
Net capital expenditures	(4.9)	(3.3)
Proceeds from long-term borrowings	-	24.3
Payments of long-term borrowings	(0.8)	(24.7)
Proceeds from policyholder deposits	6.2	4.1
Surrenders of policyholder deposits	(7.2)	(4.9)
Repurchase and retirement of common stock	(14.3)	-
Other	(20.0)	(11.4)
Net increase in cash and cash equivalents	$13.6	$115.5

Increase in net purchases of investments in securities are part our asset/liability management strategy using cash on hand.

During the three months ended March 31, 2017, we received $24.3 million from a loan with a commercial bank related with a credit agreement entered into in December 2016.  These proceeds were used during the 2017 period to prepay the outstanding principal amount of $24.0 million of the 6.6% senior unsecured notes.

In August 2017 the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2018, the Company repurchased and retired under this program 563,559 of our Class B Common Stock shares at an average per share price of $25.10, for an aggregate cost of $14.3 million.

The fluctuation in the Other uses of cash is attributed to changes in the amount of outstanding checks over bank balances.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2018, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of March 31, 2018.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of March 31, 2018 we are in compliance with these covenants.

On April 18, 2017, TSA entered into a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matured on April 17, 2018. The Company intends to renew this facility for an additional year.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2017.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see note 12 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1, 2018 to January 31, 2018	111,113	$23.77	111,113	$7.2
February 1, 2018 to February 28, 2018	114,150	23.81	114,150	29.5
March 1, 2018 to March 31, 2018	338,296	26.34	338,296	20.6

¹
In August 2017 the Company's Board of Directors authorized a $30.0 million Share Repurchase Program of its Class B common stock.  In February 2018 the Company's Board of Directors authorized a $25.0 million expansion of this program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2018 and 2017 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	May 8, 2018	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	May 8, 2018	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer