Form 10-Q
period 2018-06-30
TRIPLE-S MANAGEMENT CORP
filed 2018-08-02
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2018
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	22,242,836

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended June 30, 2018

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,232,689	$1,216,788
Fixed maturities held to maturity, at amortized cost	2,484	2,319
Equity investments, at fair value	313,042	342,309
Other invested assets, at net asset value	52,633	34,984
Policy loans	9,449	9,077
Cash and cash equivalents	255,979	198,941
Total investments and cash	1,866,276	1,804,418
Premiums and other receivables, net	742,056	899,327
Deferred policy acquisition costs and value of business acquired	205,268	200,788
Property and equipment, net	78,153	74,716
Deferred tax asset	79,404	65,123
Goodwill	25,397	25,397
Other assets	77,700	46,996
Total assets	$3,074,254	$3,116,765
Liabilities and Stockholders’ Equity
Claim liabilities	$1,111,444	$1,106,876
Liability for future policy benefits	349,176	339,507
Unearned premiums	169,538	86,349
Policyholder deposits	175,592	176,534
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	61,128	52,287
Accounts payable and accrued liabilities	291,294	354,894
Deferred tax liability	3,971	21,891
Long-term borrowings	30,478	32,073
Liability for pension benefits	33,093	33,672
Total liabilities	2,225,714	2,204,083
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity	951	951
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at June 30, 2018 and December 31, 2017, respectively
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,242,836 and 22,627,077 shares at June 30, 2018 and December 31, 2017, respectively	22,243	22,627
Additional paid-in capital	39,050	53,142
Retained earnings	790,439	785,390
Accumulated other comprehensive (loss) income	(3,462)	51,254
Total Triple-S Management Corporation stockholders’ equity	849,221	913,364
Non-controlling interest in consolidated subsidiary	(681)	(682)
Total stockholders’ equity	848,540	912,682
Total liabilities and stockholders’ equity	$3,074,254	$3,116,765

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Premiums earned, net	$741,770	$722,891	$1,493,804	$1,425,164
Administrative service fees	4,066	4,548	7,414	8,927
Net investment income	15,707	12,698	29,462	24,714
Other operating revenues	1,588	1,121	2,659	2,086
Total operating revenues	763,131	741,258	1,533,339	1,460,891
Net realized investment (losses) gains	(921)	4,054	2,021	4,390
Net unrealized investment losses on equity investments	(776)	-	(16,975)	-
Other income, net	494	587	1,657	3,112
Total revenues	761,928	745,899	1,520,042	1,468,393
Benefits and expenses:
Claims incurred	692,138	611,297	1,311,127	1,232,160
Operating expenses	134,612	118,720	267,746	229,666
Total operating costs	826,750	730,017	1,578,873	1,461,826
Interest expense	1,825	1,721	3,515	3,407
Total benefits and expenses	828,575	731,738	1,582,388	1,465,233
(Loss) income before taxes	(66,647)	14,161	(62,346)	3,160
Income tax (benefit) expense	(27,901)	1,456	(27,514)	(5,202)
Net (loss) income	(38,746)	12,705	(34,832)	8,362
Net income (loss) attributable to non-controlling interest	1	-	1	(1)
Net (loss) income attributable to Triple-S Management Corporation	$(38,747)	$12,705	$(34,833)	$8,363
Earnings per share attributable to Triple-S Management Corporation
Basic net (loss) income per share	$(1.68)	$0.52	$(1.50)	$0.35
Diluted net (loss) income per share	$(1.68)	$0.52	$(1.50)	$0.34

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(38,746)	$12,705	$(34,832)	$8,362
Other comprehensive (loss) income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(8,202)	4,396	(15,096)	12,868
Defined benefit pension plan:
Actuarial loss, net	131	53	262	106
Total other comprehensive (loss) income, net of tax	(8,071)	4,449	(14,834)	12,974
Comprehensive (loss) income	(46,817)	17,154	(49,666)	21,336
Comprehensive income (loss) attributable to non-controlling interest	1	-	1	(1)
Comprehensive (loss) income attributable to Triple-S Management Corporation	$(46,818)	$17,154	$(49,667)	$21,337

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2018	2017
Balance at January 1	$913,364	$863,163
Share-based compensation	2,543	170
Repurchase and retirement of common stock	(17,019)	-
Comprehensive (loss) income	(49,667)	21,337
Total Triple-S Management Corporation stockholders’ equity	849,221	884,670
Non-controlling interest in consolidated subsidiary	(681)	(678)
Balance at June 30	$848,540	$883,992

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(34,832)	$8,362
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,986	6,454
Net amortization of investments	3,116	4,787
Additions (reductions) to the allowance for doubtful receivables	1,729	(2,390)
Deferred tax benefit	(29,292)	(11,734)
Net realized investment gain on sale of securities	(2,021)	(4,390)
Net unrealized loss on equity investments	16,975	-
Interest credited to policyholder deposits	2,157	2,144
Share-based compensation	2,543	170
Decrease (increase) in assets:
Premium and other receivables, net	155,542	(25,078)
Deferred policy acquisition costs and value of business acquired	(2,355)	(5,621)
Deferred taxes	522	(280)
Other assets	(32,997)	(1,229)
(Decrease) increase in liabilities:
Claim liabilities	4,568	16,297
Liability for future policy benefits	9,669	10,195
Unearned premiums	83,189	96,251
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	8,841	5,993
Accounts payable and accrued liabilities	(63,617)	33,774
Net cash provided by operating activities	130,723	133,705

(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$768,789	$88,141
Fixed maturities matured/called	10,656	8,938
Securities held to maturity:
Fixed maturities matured/called	728	703
Equity investments sold	123,197	21,499
Other invested assets sold	1,788	-
Acquisition of investments:
Securities available for sale:
Fixed maturities	(829,010)	(141,116)
Securities held to maturity:
Fixed maturities	(893)	(703)
Equity investments	(99,944)	(20,424)
Other invested assets	(18,649)	-
Decrease (increase) in other investments	1,817	(731)
Net change in policy loans	(372)	(152)
Net capital expenditures	(9,116)	(8,704)
Net cash used in investing activities	(51,009)	(52,549)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(1,564)	(8,545)
Repayments of long-term borrowings	(1,618)	(1,212)
Repurchase and retirement of common stock	(16,395)	-
Proceeds from policyholder deposits	11,606	8,166
Surrenders of policyholder deposits	(14,705)	(10,467)
Net cash used in financing activities	(22,676)	(12,058)
Net increase in cash and cash equivalents	57,038	69,098
Cash and cash equivalents:
Beginning of period	198,941	103,428
End of period	$255,979	$172,526

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (GAAP or U.S. GAAP) for complete financial statement presentation.  These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018.

(2)	Significant Accounting Policies

Investments

Fixed maturities and other invested assets

Investment in debt securities at June 30, 2018 and December 31, 2017 consists mainly of obligations of government‑sponsored enterprises, U.S.  Treasury securities and obligations of U.S.  government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

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

Other invested assets at June 30, 2018 and December 31, 2017 consist mainly of alternative investments in partnerships which invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of June 30, 2018 amounted to $108,312.  The remaining average commitments period is approximately three years.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Equity investments

Investment in equity securities at June 30, 2018 and December 31, 2017 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are based on quoted market prices.  Unrealized holding gains and losses, on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific‑identification basis.

Recently Adopted Accounting Standards

On February 28, 2018, the Financial Accounting Standard Board (FASB) issued guidance for Technical Corrections and Improvement to Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Areas for correction or improvement include (1) equity securities without a readily determinable fair value—discontinuation, (2) equity securities without a readily determinable fair value—adjustments, (3) forward contracts and purchased options, (4) presentation requirements for certain fair value option liabilities, (5) fair value option liabilities denominated in a foreign currency, and (6) transition guidance for equity securities without a readily determinable fair value. For public companies, these amendments, will be applied on a prospective basis, for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018.  The adoption of this guidance did not have a material impact on the presentation of the Company’s consolidated result of operations.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended June 30, 2018 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$11,450	$2	$(45)	$11,407
U.S. Treasury securities and obligations of U.S. government instrumentalities	211,872	156	(565)	211,463
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,175	-	(6)	8,169
Municipal securities	713,271	18,520	(2,804)	728,987
Corporate bonds	191,745	11,428	(1,327)	201,846
Residential mortgage-backed securities	60,492	33	(1,094)	59,431
Collateralized mortgage obligations	11,804	2	(420)	11,386
Total fixed maturities available for sale	$1,208,809	$30,141	$(6,261)	$1,232,689

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$617	$121	$-	$738
Residential mortgage-backed securities	191	2	-	193
Certificates of deposit	1,676	-	-	1,676
Total	$2,484	$123	$-	$2,607

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity investments - Mutual funds	$280,168	$34,105	$(1,231)	$313,042

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$51,879	$1,107	$(353)	$52,633

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$1,431	$13	$-	$1,444
U.S. Treasury securities and obligations of U.S. government instrumentalities	118,858	41	(550)	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,059	34	-	8,093
Municipal securities	771,789	30,468	(1,467)	800,790
Corporate bonds	217,046	17,767	(489)	234,324
Residential mortgage-backed securities	32,465	2	(355)	32,112
Collateralized mortgage obligations	22,003	10	(337)	21,676
Total fixed maturities	1,171,651	48,335	(3,198)	1,216,788
Equity securities
Mutual funds	292,460	50,072	(223)	342,309
Alternative investments	34,669	559	(244)	34,984
Total equity securities	327,129	50,631	(467)	377,293
Total	$1,498,780	$98,966	$(3,665)	$1,594,081

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$9,955	$(45)	1	$-	$-	-	$9,955	$(45)	1
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	150,885	(565)	12	-	-	-	150,885	(565)	12
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	6,691	(6)	3	-	-	-	6,691	(6)	3
Municipal securities	278,677	(2,796)	41	701	(8)	1	279,378	(2,804)	42
Corporate bonds	96,306	(1,327)	25	-	-	-	96,306	(1,327)	25
Residential mortgage-backed securities	41,498	(1,094)	22	-	-	-	41,498	(1,094)	22
Collateralized mortgage obligations	3,289	(115)	1	5,628	(305)	2	8,917	(420)	3
Total fixed maturities	$587,301	$(5,948)	105	$6,329	$(313)	3	$593,630	$(6,261)	108
Other invested assets - Alternative investments	$13,991	$(121)	3	$7,327	$(232)	2	$21,318	$(353)	5

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2017
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$96,617	$(550)	7	$-	$-	-	$96,617	$(550)	7
Municipal securities	162,731	(1,467)	27	-	-	-	162,731	(1,467)	27
Corporate bonds	80,374	(489)	16	-	-	-	80,374	(489)	16
Residential mortgage backed securities	31,736	(355)	19	-	-	-	31,736	(355)	19
Collateralized mortgage obligations	13,630	(239)	3	7,294	(98)	2	20,924	(337)	5
Total fixed maturities	385,088	(3,100)	72	7,294	(98)	2	392,382	(3,198)	74
Equity securities
Mutual funds	42,983	(223)	6	-	-	-	42,983	(223)	6
Alternative investments	9,986	(212)	5	3,162	(32)	1	13,148	(244)	6
Total equity securities	52,969	(435)	11	3,162	(32)	1	56,131	(467)	12
Total for securities available for sale	$438,057	$(3,535)	83	$10,456	$(130)	3	$448,513	$(3,665)	86

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

Obligations of Government-Sponsored Enterprises, U.S. Treasury Securities and Obligations of U.S. Government Instrumentalities, and Municipal Securities:  The unrealized losses of these securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: As of June 30, 2018, our holdings in Puerto Rico municipals consist of escrowed bonds. The Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows.

Alternative Investments:  As of June 30, 2018, alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.   There were no impaired positions for the six-month period ending June 30, 2018.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	June 30, 2018
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	$19,212	$19,308
Due after one year through five years	382,216	381,081
Due after five years through ten years	375,375	376,911
Due after ten years	359,710	384,572
Residential mortgage-backed securities	60,492	59,431
Collateralized mortgage obligations	11,804	11,386
	$1,208,809	$1,232,689
Fixed maturities held to maturity
Due in one year or less	$1,676	$1,676
Due after ten years	617	738
Residential mortgage-backed securities	191	193
	$2,484	$2,607

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$1,340	$384	1,512	$401
Gross losses	(2,873)	(517)	(10,803)	(636)
Total fixed securities	(1,533)	(133)	(9,291)	(235)
Equity investments:
Gross gains	551	4,189	8,754	4,627
Gross losses	(525)	(2)	(1,024)	(2)
Total equity investments	26	4,187	7,730	4,625
Other invested assets:
Gross gains	586	-	3,793	-
Gross losses	-	-	(211)	-
Total other invested assets	586	-	3,582	-
Net realized investment (losses) gains	$(921)	$4,054	$2,021	$4,390

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Changes in net unrealized (losses) gains:
Recognized in accumulated other comprehensive (loss) income:
Fixed maturities – available for sale	$(11,035)	$3,252	$(21,257)	$2,813
Other invested assets	464	2,768	439	13,911
	$(10,571)	$6,020	$(20,818)	$16,724
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(10)	$(10)	$(33)	$(8)

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive (loss) income during the six months ended June 30, 2018 and 2017 was $6,147 and $3,391, respectively.

As of June 30, 2018 and December 31, 2017, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	June 30,	December 31,
	2018	2017
Premium	$71,762	$103,027
Self-funded group receivables	39,483	39,859
FEHBP	13,470	13,346
Agent balances	33,468	32,818
Accrued interest	13,585	14,331
Reinsurance recoverable	525,896	661,679
Other	80,712	70,150
	778,376	935,210
Less allowance for doubtful receivables:
Premium	27,518	26,490
Other	8,802	9,393
	36,320	35,883
Total premium and other receivables, net	$742,056	$899,327

As of June 30, 2018 and December 31, 2017, the Company had premiums and other receivables of $48,626 and $81,838, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of June 30, 2018 and December 31, 2017 were $18,185 and $16,436, respectively.

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$11,407	$-	$11,407
U.S. Treasury securities and obligations of U.S government instrumentalities	211,463	-	-	211,463
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,169	-	8,169
Municipal securities	-	728,987	-	728,987
Corporate bonds	-	201,846	-	201,846
Residential agency mortgage-backed securities	-	59,431	-	59,431
Collateralized mortgage obligations	-	11,386	-	11,386
Total fixed maturities	$211,463	$1,021,226	$-	$1,232,689

Equity investments	$141,123	$171,919	$-	$313,042

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$1,444	$-	$1,444
U.S. Treasury securities and obligations of U.S government instrumentalities	118,349	-	-	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,093	-	8,093
Municipal securities	-	800,790	-	800,790
Corporate bonds	-	234,324	-	234,324
Residential agency mortgage-backed securities	-	32,112	-	32,112
Collateralized mortgage obligations	-	21,676	-	21,676
Total fixed maturities	118,349	1,098,439	-	1,216,788
Equity securities - Mutual funds	193,160	149,149	-	342,309
Alternative investments - measured at net asset value	-	-	-	34,984
Total equity securities	193,160	149,149	-	377,293

Total	$311,509	$1,247,588	$-	$1,594,081

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

There were no transfers between Levels 1 and 2 during the three months and six months ended June 30, 2018 and 2017.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	9,449	$-	$9,449	$-	$9,449

Liabilities:
Policyholder deposits	175,592	$-	$175,592	$-	$175,592
Long-term borrowings:
Loans payable to bank - variable	30,733	-	30,733	-	30,733
Total liabilities	$206,325	$-	$206,325	$-	$206,325

	December 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,077	$-	$9,077	$-	$9,077

Liabilities:
Policyholder deposits	$176,534	$-	$176,534	$-	$176,534
Long-term borrowings:
Loans payable to bank - variable	32,350	-	32,350	-	32,350
Total liabilities	$208,884	$-	$208,884	$-	$208,884

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Managed Care	Other Business Segments *	Consolidated	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$402,444	$632,317	$1,034,761	$367,357	$739,519	$1,106,876
Reinsurance recoverable on claim liabilities	-	(526,575)	(526,575)	-	(633,099)	(633,099)
Net claim liabilities at beginning of period	402,444	105,742	508,186	367,357	106,420	473,777
Claims incurred
Current period insured events	594,742	26,527	621,269	1,198,689	57,434	1,256,123
Prior period insured events	(10,900)	74,355	63,455	(31,126)	72,537	41,411
Total	583,842	100,882	684,724	1,167,563	129,971	1,297,534
Payments of losses and loss-adjustment expenses
Current period insured events	512,768	15,670	528,438	873,736	22,690	896,426
Prior period insured events	36,060	11,324	47,384	223,726	34,071	257,797
Total	548,828	26,994	575,822	1,097,462	56,761	1,154,223
Net claim liabilities at end of period	437,458	179,630	617,088	437,458	179,630	617,088
Reinsurance recoverable on claim liabilities	-	494,356	494,356	-	494,356	494,356
Claim liabilities at end of period	$437,458	$673,986	$1,111,444	$437,458	$673,986	$1,111,444

*	Other Business Segments include the Life Insurance and Property and Casualty segments,as well as intersegment eliminations.

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Managed Care	Other Business Segments *	Consolidated	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$393,525	$136,779	$530,304	$349,047	$138,896	$487,943
Reinsurance recoverable on claim liabilities	-	(35,898)	(35,898)	-	(38,998)	(38,998)
Net claim liabilities at beginning of period	393,525	100,881	494,406	349,047	99,898	448,945
Claims incurred
Current period insured events	580,608	26,282	606,890	1,183,241	54,508	1,237,749
Prior period insured events	(1,355)	(1,196)	(2,551)	(16,695)	(2,529)	(19,224)
Total	579,253	25,086	604,339	1,166,546	51,979	1,218,525
Payments of losses and loss-adjustment expenses
Current period insured events	576,135	14,944	591,079	926,585	22,917	949,502
Prior period insured events	25,208	11,586	36,794	217,573	29,523	247,096
Total	601,343	26,530	627,873	1,144,158	52,440	1,196,598
Net claim liabilities at end of period	371,435	99,437	470,872	371,435	99,437	470,872
Reinsurance recoverable on claim liabilities	-	33,368	33,368	-	33,368	33,368
Claim liabilities at end of period	$371,435	$132,805	$504,240	$371,435	$132,805	$504,240

*	Other Business Segments include the Life Insurance and Property and Casualty segments,as well as intersegment eliminations.

The actual amounts of claims incurred in connection with insured events occuring in a prior period typically differ from estimates of such claims made in the prior period. Amounts included as incurred claims for prior period insured events reflect the aggregate net amount of these differences.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The unfavorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2018 is driven by an adverse development of approximately $76,389 in losses related to Hurricane Maria, offset by better than expected utilization trends in the managed care segment.  The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2017 are due primarily to better than expected utilization trends in the Managed Care segment.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.  Claim liabilities as of June 30, 2018 include approximately $538,200 related to the impact of Hurricane María, which made landfall in Puerto Rico in September 2017.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $7,414 and $13,593 during the three months and six months ended June 30, 2018, respectively.  The change in the liability for future policy benefits during the three months and six months ended June 30, 2017 amounted to $6,945 and $13,635, respectively.

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of June 30, 2018.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2017	$36,590
2018	324,953

(7)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Interest cost	$1,693	$1,798	$3,386	$3,596
Expected return on assets	(2,281)	(2,199)	(4,562)	(4,398)
Amortization of actuarial loss	215	86	430	172
Settlement loss	325	631	650	631
Net periodic benefit cost	$(48)	$316	$(96)	$1

Employer Contributions:   The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2017 that it expected to contribute $2,000 to the pension program in 2018.  As of June 30, 2018, the Company has not made contributions to the pension program.

(8)	Reinsurance

TSP uses facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.   Under these treaties, TSP ceded premiums written were $12,688 and $16,580 for the three months ended June 30, 2018 and 2017, respectively, and $27,466 and $26,721 for the six months ended June 30, 2018, and 2017, respectively.  During the six months ended June 30, 2018, TSP ceded claims incurred amounting to $69,594 related to losses caused by Hurricanes Irma and Maria.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Principal reinsurance agreements are as follows:

•          Casualty excess of loss treaty provides reinsurance for losses up to $12,000, subject to a retention of $225.

•          Medical malpractice excess of loss treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•          Property reinsurance treaty includes proportional cessions and a per risk excess of loss contract limiting losses to $350 in $30,000 risks.

•          Catastrophe protection is purchased limiting losses to $10,000 per event with losses up to approximately $915,000.

All principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal. TSP’s current property and catastrophe reinsurance program was renewed effective April 1, 2018 for a twelve months period ending March 31, 2019. Other contracts were renewed as expiring on January 1, 2018.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net Unrealized Gain on Securities Beginning Balance	$29,462	$70,843	$76,238	$62,371
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	-	-	(39,882)	-
Other comprehensive (loss) income before reclassifications	(8,939)	7,639	(13,479)	16,380
Amounts reclassified from accumulated other comprehensive income (loss)	737	(3,243)	(1,617)	(3,512)
Net current period change	(8,202)	4,396	(15,096)	12,868
Ending Balance	21,260	75,239	21,260	75,239
Liability for Pension Benefits Beginning Balance	(24,853)	(19,923)	(24,984)	(19,976)
Amounts reclassified from accumulated other comprehensive income	131	53	262	106
Ending Balance	(24,722)	(19,870)	(24,722)	(19,870)
Accumulated Other Comprehensive (Loss) Income Beginning Balance	4,609	50,920	51,254	42,395
Unrealized loss reclassified to beginning retained earnings as the result of implementing new accounting pronouncement	-	-	(39,882)	-
Other comprehensive (loss) income before reclassifications	(8,939)	7,639	(13,479)	16,380
Amounts reclassified from accumulated other comprehensive income (loss)	868	(3,190)	(1,355)	(3,406)
Net current period change	(8,071)	4,449	(14,834)	12,974
Ending Balance	$(3,462)	$55,369	$(3,462)	$55,369

(10)	Stock Repurchase Program

The Company repurchases shares through open-market purchases of Class  B shares only, in accordance with Rule  10b-18 under the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.

In August 2017, the Company’s Board of Directors authorized a $30,000 repurchase program of its Class B common stock, and in February 2018 the Company’s Board of Directors authorized a $25,000 expansion of this program.  During the three months ended June 30, 2018, the Company repurchased and retired under this program 80,404 shares at an average per share price of $26.82, for an aggregate cost of $2,136.  During the six months ended June 30, 2018, the Company repurchased and retired under this program 643,963 shares at an average per share price of $25.40, for an aggregate cost of $16,395.

(11)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended June 30, 2018 and 2017 was $2,151 and $1,613, respectively.  Share-based compensation expense recorded during the six months ended June 30, 2018 and 2017 was $2,543 and $1,228, respectively.  During the three months and six months ended June 30, 2018, 8,525 and 24,796 shares, respectively, were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the six months ended June 30, 2017.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(12)	Net (Loss) Income Available to Stockholders and Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator for earnings per share:
Net (loss) income attributable to TSM available to stockholders	$(38,747)	$12,705	$(34,833)	$8,363
Denominator for basic earnings per share:
Weighted average of common shares	23,016,447	24,246,591	23,146,318	24,195,211
Effect of dilutive securities	-	36,687	-	50,220
Denominator for diluted earnings per share	23,016,447	24,283,278	23,146,318	24,245,431
Basic net (loss) income per share attributable to TSM	$(1.68)	$0.52	$(1.50)	$0.35
Diluted net (loss) income per share attributable to TSM	$(1.68)	$0.52	$(1.50)	$0.34

The Company excluded the effect of dilutive securities during the three months and six months ended June 30, 2018 because their effect would have been anti-dilutive given the net loss attributable to stockholders in those periods. If the Company had generated income from continuing operations during the three months and six months ended June 30, 2018, the effect of restricted stock awards on the diluted shares calculation would have been an increase in shares of 80,929 and 92,933 shares, respectively.

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

Claims by Heirs of Former Shareholders

On August 28, 2017, local Court of First Instance entered summary judgement in Heirs of Dr. Juan Acevedo, et al., v. Triple-S Management Corporation, et al. ordering the Company to issue 63,000 stock shares in favor of Plaintiffs, plus costs and legal fees. The Company appealed said judgement and on March 15, 2018, Puerto Rico Court of Appeals revoked said judgement and ruled in favor of the Company dismissing the complaint with prejudice. The Court ’s opinion held that issuance of Dr. Blanco’s shares of stock occurred under the Puerto Rico Corporations Statute of 1956, therefore the Corporations Statute of 1995 was inapplicable to the controversy; applicable law was Puerto Rico Insurance Code and Puerto Rico Corporations Statute of 1956; the amendment approved by the stockholders on April 29, 1990 was a relaxation of the restrictions to transfer the shares of stock by inheritance, not a restriction by itself; Dr. Blanco had actual notice of the original restrictions and as such it was not necessary for the restrictions to appear clear and conspicuously on the certificates of the shares of stock he owned; Dr. Blanco’s actual notice of the restrictions was attributable to Plaintiffs as heirs; and Dr. Blanco’s shares were correctly redeemed by the Company. On June 1, 2018, the Puerto Rico Supreme Court denied Plaintiffs’ petition for a Writ of Certiorari; a request for reconsideration is pending adjudication by the Court.

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

On April 16, 2018 Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the court’s April 5, 2018 Standard of Review Ruling.  On June 12, 2018 the Judge agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b).  Defendants filed their Notice of Appeal on July 12, 2018.

Claims Relating to the Provision of Health Care Services

TSS was a defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before ASES by six community health centers alleging TSS breached their contracts with respect to certain capitation payments and other monetary claims. In May 2018, the Company settled this case with all six community health centers and paid a settlement agreement totaling $1,200.

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

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 and September 2013, reflected an overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and ASES requested the reimbursement of the alleged overpayment. On January 16, 2015, TSS filed an injunction against ASES under the case Triple-S Salud, Inc. v. Administración de Seguros de Salud de Puerto Rico. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership. On May 26, 2017, the court issued a partial judgement dismissing the complaint in favor of TSS with respect to the alleged overpayments for the period between October 2005 and September 2010, which represented approximately $7,400 of the total alleged claim. On July 27, 2017, ASES appealed the court’s partial judgement and on January 31, 2018, the Puerto Rico Court of Appeals entered judgement in favor of the Company, thus validating the 2011 settlement agreement.  No plea for reconsideration nor a writ of certiorari was filed by ASES before the Court of Appeals or the Puerto Rico Supreme Court.  The parties reached a settlement agreement for the remaining amount in controversy subject to the final approval of ASES Board of Directors, which has been accrued as of June 30, 2018.

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

The following tables summarize the operations by reportable segment for the three months and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenues:
Managed Care:
Premiums earned, net	$677,994	$661,365	$1,364,596	$1,301,512
Administrative service fees	4,066	4,548	7,414	8,927
Intersegment premiums/service fees	1,323	1,631	2,671	3,165
Net investment income	5,914	4,146	10,771	8,038
Total managed care	689,297	671,690	1,385,452	1,321,642
Life Insurance:
Premiums earned, net	41,180	39,858	82,269	80,156
Intersegment premiums	216	111	597	302
Net investment income	6,619	6,330	12,677	12,417
Total life insurance	48,015	46,299	95,543	92,875
Property and Casualty Insurance:
Premiums earned, net	22,596	21,668	46,659	43,216
Intersegment premiums	154	154	307	307
Net investment income	2,764	2,134	5,206	4,058
Total property and casualty insurance	25,514	23,956	52,172	47,581
Other segments: *
Intersegment service revenues	49	2,259	288	3,845
Operating revenues from external sources	1,588	1,154	2,659	2,154
Total other segments	1,637	3,413	2,947	5,999
Total business segments	764,463	745,358	1,536,114	1,468,097
TSM operating revenues from external sources	410	55	808	133
Elimination of intersegment premiums/service fees	(1,693)	(1,896)	(3,295)	(3,494)
Elimination of intersegment service revenues	(49)	(2,259)	(288)	(3,845)
Consolidated operating revenues	$763,131	$741,258	$1,533,339	$1,460,891

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating income (loss):
Managed care	$1,417	$2,920	$12,035	$(15,662)
Life insurance	5,331	4,990	8,956	8,925
Property and casualty insurance	(71,019)	3,775	(67,940)	5,842
Other segments *	427	1	602	144
Total business segments	(63,844)	11,686	(46,347)	(751)
TSM operating revenues from external sources	410	55	808	133
TSM unallocated operating expenses	(2,585)	(2,900)	(4,795)	(5,117)
Elimination of TSM intersegment charges	2,400	2,400	4,800	4,800
Consolidated operating (loss) income	(63,619)	11,241	(45,534)	(935)
Consolidated net realized investment (losses) gains	(921)	4,054	2,021	4,390
Consolidated net unrealized investment losses on equity investments	(776)	-	(16,975)	-
Consolidated interest expense	(1,825)	(1,721)	(3,515)	(3,407)
Consolidated other income, net	494	587	1,657	3,112
Consolidated (loss) income before taxes	$(66,647)	$14,161	$(62,346)	$3,160

Depreciation and amortization expense:
Managed care	$2,804	$2,649	$5,445	$4,888
Life insurance	296	318	596	598
Property and casualty insurance	108	138	212	252
Other segments*	172	163	340	323
Total business segments	3,380	3,268	6,593	6,061
TSM depreciation expense	196	196	393	393
Consolidated depreciation and amortization expense	$3,576	$3,464	$6,986	$6,454

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

	June 30,	December 31,
	2018	2017
Assets:
Managed care	$1,279,895	$1,092,715
Life insurance	855,033	853,289
Property and casualty insurance	871,559	1,094,773
Other segments *	18,037	19,027
Total business segments	3,024,524	3,059,804
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	66,083	81,169
Property and equipment, net	22,134	22,257
Other assets	25,328	22,763
	113,545	126,189
Elimination entries-intersegment receivables and others	(63,815)	(69,228)
Consolidated total assets	$3,074,254	$3,116,765

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2018.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2017 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and six months ended June 30, 2018 included in this Quarterly Report on Form 10-Q.

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

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of June 30, 2018, we served approximately 973,000 managed care members across all regions of Puerto Rico.  For the six months ended June 30, 2018 and 2017, our managed care segment represented approximately 91% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Our revenues primarily consist of premiums earned, net and administrative service fees.  These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals, and government-sponsored programs, principally Medicare and the Government of Puerto Rico Health Insurance Plan.  Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others.  Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, investment income, and revenues derived from other non-reportable segments.  Substantially all our earnings are generated in Puerto Rico.

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

Recent Developments
Puerto Rico Economy

The Oversight Board requested and certified fiscal plans for the Commonwealth and several Commonwealth instrumentalities in 2017.  However, as a result of the aftermath of Hurricane María, the Oversight Board announced a process to revise such fiscal plans.  At the request of the Oversight Board, the Commonwealth and several of its instrumentalities prepared and submitted various drafts of proposed fiscal plans to the Oversight Board.  On April 19, 2018, the Oversight Board certified a new fiscal plan for the Commonwealth, which it revised and re-certified on June 29, 2018.  Although the plan certified by the Oversight Board borrows heavily from previous drafts of fiscal plans submitted by the government to the Oversight Board, it differs in certain significant aspects.  The Governor has stated publicly that he does not intend to implement certain material elements of the Commonwealth’s certified fiscal plan and has commenced litigation against the Oversight Board challenging its ability to require the implementation of certain measures included therein.  In April 2018, the Oversight Board also certified revised fiscal plans for the Puerto Rico Electric Power Authority, Puerto Rico Aqueduct and Sewer Authority (“PRASA”), the University of Puerto Rico, the Puerto Rico Highways and Transportation Authority and Government Development Bank (“GDB”).

The Commonwealth’s certified fiscal plan estimates a 13.3% contraction in real gross national product in fiscal year 2018, and projects relatively steady macroeconomic growth after fiscal year 2018, assuming the successful implementation of the fiscal and structural reforms outlined therein and substantial federal government funding to address disaster recovery and reconstruction efforts.  The fiscal plans (the ones certified by the Oversight Board last year and the recently certified fiscal plans) reflect that the government and its instrumentalities will not have sufficient revenues to pay their debt service obligations in full while continuing to provide essential services, implying a need for significant debt relief.

35

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

Puerto Rico Government Health Reform Program

TSS extended the term of its contract with the Puerto Rico Health Insurance Administration (“ASES,” by its Spanish acronym) for the offering of health care services for the Medicaid subscribers in the Metro North and West regions of the Government of Puerto Rico’s health insurance program, known as the Government Health Plan (the “Contract”).  The amendment signed on June 30, 2018 extended the term of the Contract until July 31, 2018.  On July 31, 2018 TSS signed another extension of the terms of the Contract until October 31, 2018.  All other provisions of the Contract, as amended, including the per member per month payments made by ASES to TSS, will remain in full force and effect during the extension periods.

The Company has been notified by ASES that TSS is one of the five companies selected to participate as a managed care organization (MCO) in the government’s revised Medicaid Health Plan.  Contract execution is expected during the month of August and the program is scheduled to begin on November 1, 2018.  MCOs are mandated to participate in two separate risk pools - a general population risk pool for which a base premium applies, and a “high cost, high need” risk pool with adjusted premiums established according to target populations and medical conditions.  The revised Medicaid program will be implemented for a three-year term with an additional one-year term ASES option.  Premiums rates will be negotiated for each contract year.

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

Property and Casualty – Hurricane Maria Unfavorable Reserve Development

During the three months ended June 30, 2018, the Property and Casualty segment increased by approximately $212.7 million the gross losses related to Hurricane Maria, a strong category 4 hurricane that made landfall in Puerto Rico on September 20, 2017 causing island wide catastrophic damage not seen in Puerto Rico in over 100 years.  With this significant increase in the gross losses related to this catastrophe, the segment has exceeded the 2017 catastrophe reinsurance coverage limits, resulting in the recognition of a $76.4 million unfavorable prior period reserve development during the three months ended June 30, 2018.

In previous periods, gross losses related to Hurricane Maria were estimated using as a primary source an industry-recognized post-landfall model, supplemented by management estimates of loss adjustment expense.  As loss information continued to emerge, including significant new information which emerged during the three months ended June 30, 2018, gross reserves were updated reflecting a worsening of the loss expectations for Hurricane Maria.  Specifically, as the second quarter progressed, we received new information related to existing claim cases, including numerous commercial property cases that indicated a worsening of loss expectations related to this event.  As a consequence, the segment is now carrying specific and bulk reserves for unpaid claims based on actual data, rather than relying on model projections.

We believe the delay in the submission of information by claimants and adjusters resulted from the difficulties they have had in performing site inspections, preparing estimates and delivering claim reports, following the catastrophic damage suffered by Puerto Rico in its power, water, transportation, and communications infrastructure. In addition, because Hurricane Maria occurred within a month of Hurricane Harvey and two weeks after Hurricane Irma, both of which severely impacted the southern portion of the U.S., many independent adjusters were not available until several months after Hurricane Maria impacted the Island, contributing to the delay in inspections and preparation of estimates.

As the result of this unfavorable reserve development, TSP estimates that its Risk Based Capital (RBC) at the end of the year could be lower than the 300% minimum RBC requirement of the Commissioner of Insurance.  The lower capital levels could also negatively impact the segment’s A.M. Best rating for 2018.  Management is evaluating several alternatives to increase TSP’s statutory capital in order to meet minimum capital requirements, which could include reinsurance agreements, capital infusion, and/or the issuance of surplus notes.

See Item 1A. Risk Factors−Risks Related to Our Business – “Our failure to accurately estimate incurred but not reported claims would affect our reported financial results”, “Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance business depends on the availability and cost of reinsurance coverage”, “If our reinsurers do not pay our claims or do not pay them in a timely manner, we may incur losses”, “A downgrade in our A.M. Best rating could affect our ability to write new business or renew our existing business in our property and casualty segment”, and “Our insurance subsidiaries are subject to minimum capital requirements.  Our failure to meet these standards could subject us to regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included in our latest Annual Report on Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations−Critical Accounting Estimates”.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2018	2017
Managed care enrollment:
Commercial [1]	457,089	498,393
Medicare	111,667	121,240
Medicaid	404,338	386,070
Total	973,094	1,005,703
Managed care enrollment by funding arrangement:
Fully-insured	828,054	839,299
Self-insured	145,040	166,404
Total	973,094	1,005,703

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Revenues:
Premiums earned, net	$741.8	$722.9	$1,493.8	$1,425.2
Administrative service fees	4.1	4.5	7.4	8.9
Net investment income	15.7	12.7	29.5	24.7
Other operating revenues	1.5	1.1	2.6	2.1
Total operating revenues	763.1	741.2	1,533.3	1,460.9
Net realized investment (losses) gains	(0.9)	4.1	2.0	4.4
Net unrealized investment losses on equity investments	(0.8)	-	(17.0)	-
Other income, net	0.5	0.6	1.7	3.1
Total revenues	761.9	745.9	1,520.0	1,468.4
Benefits and expenses:
Claims incurred	692.1	611.3	1,311.1	1,232.2
Operating expenses	134.6	118.7	267.7	229.6
Total operating expenses	826.7	730.0	1,578.8	1,461.8
Interest expense	1.8	1.7	3.5	3.4
Total benefits and expenses	828.5	731.7	1,582.3	1,465.2
(Loss) income before taxes	(66.6)	14.2	(62.3)	3.2
Income tax (benefit) expense	(27.9)	1.5	(27.5)	(5.2)
Net (loss) income attributable to TSM	$(38.7)	$12.7	$(34.8)	$8.4

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating Revenues

Consolidated premiums earned, net increased by $18.9 million, or 2.6%, to $741.8 million, primarily reflecting higher Medicaid and Medicare premiums within the Managed Care segment.  Increase in Medicaid premiums mostly reflects the higher premium rates that became effective July 1, 2017 as well as an increase in membership.  In the Medicare business, premiums increased due to this year’s achievement of a four-star rated Medicare Advantage HMO contract that resulted in a 5% bonus applied to the benchmark used in premium calculation as well as an increase in the 2018 Medicare reimbursement rates.  These increases were partially offset by lower Commercial and Medicare membership.

Net unrealized investment losses on equity investments

The $0.8 million in consolidated net unrealized investment losses on equity investments is the impact of a new accounting guidance implemented effective January 1, 2018, which requires the change in unrealized gain (loss) of equity investments, previously recorded through comprehensive income, to be recorded through earnings.

Claims Incurred

Consolidated claims incurred increased by $80.8 million, or 13.2%, to $692.1 million mainly driven by a $76.4 million unfavorable prior period reserve development in the Property and Casualty segment in claims related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017. The consolidated loss ratio increased by 870 basis points to 93.3%. See “Recent Developments - Property and Casualty - Hurricane Maria Unfavorable Reserve Development”.

Operating Expenses

Consolidated operating expenses increased by $15.9 million, or 13.4%, to $134.6 million.  The higher operating expenses are mostly the result of the reinstatement of the Health Insurance Providers Fee (HIP fee) of $12.2 million and higher professional services and personnel costs.  For the three months ended June 30, 2018, the consolidated operating expense ratio increased 170 basis points to 18.0%.

Income Taxes

Consolidated income tax benefit for the three months ended June 30, 2018 was $27.8 million, compared to an expense of $1.5 million during the three months ended June 30, 2017. The year over year change in income taxes primarily reflects the loss before taxes in the Property and Casualty segment.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Revenues

Consolidated premiums earned, net increased by $68.6 million, or 4.8%, to $1,493.8 million, reflecting higher Medicaid and Medicare premiums within the Managed Care segment. Increase in Medicaid premiums mostly reflects the higher premiums rates that became effective July 1, 2017 as well as increase in membership.  In the Medicare business, premiums increased as the result of achieving a 4-star rating in our Medicare Advantage HMO contract that resulted in a 5% bonus applied to the benchmark used in premium calculation as well as an increase in the 2018 Medicare reimbursement rates.  These increases were partially offset by lower Commercial and Medicare membership.

Net unrealized investment losses on equity investments

The $17.0 million in consolidated net unrealized investment losses on equity investments is the impact of a new accounting guidance implemented effective January 1, 2018, which requires the change in unrealized gain (loss) of equity investments, previously recorded through comprehensive income, to be recorded through earnings.

Claims Incurred

Consolidated claims incurred increased by $78.9 million, or 6.4%, to $1,311.1 million mainly driven by a $76.4 million unfavorable prior period reserve development in the Property and Casualty segment in claims related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017.  The consolidated loss ratio increased by 130 basis points to 87.8%. See “Recent Developments - Property and Casualty - Hurricane Maria Unfavorable Reserve Development”.

Operating Expenses

Consolidated operating expenses increased by $38.1 million, or 16.6%, to $267.7 million.  The higher operating expenses are mostly the result of the reinstatement of the HIP fee of $23.9 million and higher professional services and personnel costs.  For the six months ended June 30, 2018, the consolidated operating expense ratio increased 180 basis points to 17.8%.
Income Taxes

Consolidated income tax benefit for the six months ended June 30, 2018 was $27.5 million, compared to a benefit of $5.2 million during the six months ended June 30, 2017.  The year over year change in income taxes primarily reflects the loss before taxes in the Property and Casualty segment.

Managed Care Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Operating revenues:
Medical premiums earned, net:
Commercial	$194.7	$203.3	$393.5	$408.4
Medicare	279.8	266.6	567.7	524.3
Medicaid	203.8	191.8	404.1	369.5
Medical premiums earned, net	678.3	661.7	1,365.3	1,302.2
Administrative service fees	5.1	5.8	9.4	11.4
Net investment income	5.9	4.1	10.8	8.0
Total operating revenues	689.3	671.6	1,385.5	1,321.6
Medical operating costs:
Medical claims incurred	583.8	579.2	1,167.6	1,166.5
Medical operating expenses	104.1	89.5	205.9	170.8
Total medical operating costs	687.9	668.7	1,373.5	1,337.3
Medical operating income (loss)	$1.4	$2.9	$12.0	$(15.7)

Additional data:
Member months enrollment:
Commercial:
Fully-insured	940,484	1,001,638	1,901,774	2,014,843
Self-funded	439,675	501,500	889,453	1,008,667
Total Commercial	1,380,159	1,503,138	2,791,227	3,023,510
Medicare	334,887	363,257	673,227	726,984
Medicaid	1,201,743	1,169,090	2,373,088	2,342,363
Total member months	2,916,789	3,035,485	5,837,542	6,092,857
Medical loss ratio	86.1%	87.5%	85.5%	89.6%
Operating expense ratio	15.2%	13.4%	15.0%	13.0%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Medical Operating Revenues

Medical premiums earned increased by $16.6 million, or 2.5%, to $678.3 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business amounted to $279.8 million, $13.2 million, or 5.0% higher, primarily reflecting an increase in the Medicare reimbursement rates for the first time since 2012, the increase related to the 4-star rating achievement in our 2018 HMO product, increase in the risk score adjustment and higher average membership risk score. These increases were offset in part by a decrease in member months enrollment by approximately 28,000.

•
Medical premiums generated by the Medicaid business increased $12.0 million, or 6.3% to $203.8 million. Increase primarily reflects higher premiums rates effective July 1, 2017, an increase in membership of approximately 33,000 lives, and $3.6 million related to the reinstatement of the HIP fee pass-through in 2018.  These increases were partially offset by a $7.7 million decrease in the collection of premiums related to the achievement of the contract’s quality incentive metrics, reflecting the collection of one quarter in 2018 versus three quarters in 2017.

•
Medical premiums generated by the Commercial business decreased by $8.6 million, or 4.2%, to $194.7 million. This fluctuation primarily reflects lower member enrollment during the year by approximately 61,000 member months and $3.0 million related to the reinstatement of the HIP fee pass-through in 2018.

Medical Claims Incurred

Medical claims incurred increased by $4.6 million, or 0.8%, to $583.8 million when compared to the three months ended June 30, 2017.  The medical loss ratio (MLR) of the segment decreased 140 basis points during the 2018 period, to 86.1%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Medicare business increased by $5.1 million, or 2.1%, during the 2018 period and its MLR decreased by 250 basis points, to 88.4%.  Adjusting for the effect of prior period reserve developments in 2018 and 2017 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 89.4% this quarter, about 130 basis points lower than last year, primarily reflecting the higher premium rates in the 2018 period partially offset by higher trends in pharmacy and inpatient services, as well as to higher costs, offset in part by increased utilization of services as the result of the waiver of pre-authorization requirements mandated by CMS following the impact of Hurricanes Irma and Maria. The waiver was in place until June 15, 2018.

•
The medical claims incurred in the Medicaid business increased by $7.3 million, or 4.2%, during the 2018 period. The MLR, at 88.5%, was 180 basis point lower than the same period last year.  Adjusting for the effect of prior period reserve developments and the collection of quality incentive premiums, the Medicaid MLR would have been approximately 89.4%, for the quarter, 520 basis points lower than the adjusted MLR for last year.  The improved MLR primarily reflects the higher premium rates in the 2018 period, and cost containment initiatives.

•
The medical claims incurred of the Commercial business decreased by $7.8 million, or 4.8%, during the 2018 period mostly driven by lower enrollment. The MLR, at 80.2%, was 40 basis point lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 84.7%, 370 basis points higher than the adjusted MLR for last year, mostly reflecting higher utilization in the 2018 quarter mostly reflecting the impact of an earlier Easter holiday this year, shifting some first quarter utilization to the second quarter, and the normal increase in claim trends.

Medical Operating Expenses

Medical operating expenses increased by $14.6 million, or 16.3%, to $104.1 million.    The operating expense ratio increased by 180 basis points to 15.2% in 2018.  The higher operating expenses and expense ratio are mostly driven by the reinstatement of the HIP fee in 2018, resulting in an increase of $12.2 million, and higher professional services and personnel costs.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Medical Operating Revenues

Medical premiums earned increased by $63.1 million, or 4.8%, to $1,365.3 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased by $43.4 million, or 8.3%, to $567.7 million, primarily reflecting an increase in the Medicare reimbursement rates for the first time since 2012, the increase related to the 4-star rating achievement in our 2018 HMO product, increase in the risk score adjustment, and to higher average membership risk score.

•
Medical premiums generated by the Medicaid business amounted to $404.1 million, $34.6 million, or 9.4% higher when compared to the prior period.  Increase primarily reflects higher premiums rates effective July 1, 2017, $7.3 million related to the reinstatement of the HIP fee pass-through in 2018, and an increase in member months enrollment of approximately 31,000.  These increases were offset in part by a $3.9 million decrease in the collection of premiums related to the achievement of contract’s quality incentive metrics, reflecting the collection of two quarter in 2018 versus three quarters in 2017.

•
Medical premiums generated by the Commercial business decreased by $14.9 million, or 3.6%, to $393.5 million. This fluctuation primarily reflects lower member enrollment during the year by approximately 113,000 member months and $6.0 million related to the reinstatement of the HIP fee pass-through in 2018.

Medical Claims Incurred

Medical claims incurred increased by $1.1 million, or 0.1%, to $1,167.6 million and the MLR of the segment decreased 410 basis points during the 2018 period, to 85.6%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Medicare business increased by $6.3 million, or 1.3%, during the 2018 period and its MLR decreased by 600 basis points, to 86.4%.  Adjusting for the effect of prior period reserve developments in 2018 and 2017 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 88.0% this year, about 460 basis points lower than last year, primarily reflecting the higher premium rates in the 2018 period offset in part by increased utilization of services as the result of after the waiver of pre-authorization requirements mandated by CMS following the impact of Hurricanes Irma and Maria.

•
The medical claims incurred in the Medicaid business increased by $12.2 million, or 3.5%, during the 2018 period. The MLR, at 88.9%, was 500 basis point lower than the same period last year.  Adjusting for the effect of prior period reserve developments and the collection of quality incentive premiums, the Medicaid MLR would have been approximately 89.8% this quarter, 390 basis points lower than the adjusted MLR for last year.  The improved MLR primarily reflects the higher premium rates in the 2018 period, and cost containment initiatives.

•
The medical claims incurred of the Commercial business decreased by $17.4 million, or 5.2%, during the 2018 period mostly driven by lower enrollment. The MLR, at 80.8%, was 130 basis point lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 83.1%, 130 basis points higher than the adjusted MLR for last year, primarily reflecting the normal increase in claim trends.

Medical Operating Expenses

Medical operating expenses increased by $35.1 million, or 20.6%, to $205.9 million.    The operating expense ratio increased by 200 basis points to 15.0% in 2018.  The higher operating expenses and expense ratio are mostly driven by the reinstatement of the HIP fee in 2018, resulting in an increase of $23.9 million, and higher professional services, personnel costs, and business promotion.

Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Operating revenues:
Premiums earned, net:
Premiums earned	$43.1	$41.8	$86.1	$83.6
Assumed earned premiums	0.5	0.5	1.3	1.4
Ceded premiums earned	(2.2)	(2.3)	(4.5)	(4.5)
Premiums earned, net	41.4	40.0	82.9	80.5
Net investment income	6.6	6.3	12.7	12.4
Total operating revenues	48.0	46.3	95.6	92.9
Operating costs:
Policy benefits and claims incurred	23.5	21.9	48.5	45.6
Underwriting and other expenses	19.2	19.4	38.1	38.4
Total operating costs	42.7	41.3	86.6	84.0
Operating income	$5.3	$5.0	$9.0	$8.9
Additional data:
Loss ratio	56.8%	54.8%	58.5%	56.6%
Operating expense ratio	46.4%	48.5%	46.0%	47.7%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating Revenues

Premiums earned, net increased by $1.4 million, or 3.5% to $41.4 million mainly as the result of higher sales in the Individual Life, Cancer and Major Medical lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $1.6 million, or 7.3%, to $23.5 million, mostly as the result of the above-mentioned increase in premiums and to a higher average cost per claim in the Cancer line of business. As a result, the segment’s loss ratio increased 200 basis point to 56.8%.

Underwriting and Other Expenses

Underwriting and other expenses were in line with previous year, decreasing $0.2 million, or 1.0%, to $19.2 million.  The segment’s operating expense ratio improved 210 basis points to 46.4%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Revenues

Premiums earned, net increased by $2.4 million, or 3.0% to $82.9 million mainly as the result of higher sales in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.9 million, or 6.4%, to $48.5 million, mostly as the result of higher number of death benefits paid in the Individual Life and Group lines of business as well as increased claims in the Cancer line of business.  As a result, the segment’s loss ratio increased 190 basis point to 58.5%.

Underwriting and Other Expenses

Underwriting and other expenses were in line with previous year, decreasing $0.3 million, or 0.8%, to $38.1 million.  The segment’s operating expense ratio improved 170 basis points to 46.0%.

Property and Casualty Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Operating revenues:
Premiums earned, net:
Premiums written	$32.8	$46.4	$66.4	$73.8
Premiums ceded	(12.8)	(16.6)	(27.5)	(26.7)
Change in unearned premiums	2.8	(8.0)	8.1	(3.6)
Premiums earned, net	22.8	21.8	47.0	43.5
Net investment income	2.8	2.1	5.2	4.1
Total operating revenues	25.6	23.9	52.2	47.6
Operating costs:
Claims incurred	85.9	10.9	96.9	21.5
Underwriting and other expenses	10.7	9.3	23.2	20.3
Total operating costs	96.6	20.2	120.1	41.8
Operating (loss) income	$(71.0)	$3.7	$(67.9)	$5.8
Additional data:
Loss ratio	376.8%	50.0%	206.2%	49.4%
Operating expense ratio	46.9%	42.7%	49.4%	46.7%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating Revenues

Total premiums written decreased by $13.6 million, or 29.3%, to $32.8 million, driven by lower sales of Commercial Property, Commercial Package, Commercial Liability and Commercial Auto products, mostly resulting from selective and disciplined underwriting of Commercial risks.

The premiums ceded to reinsurers decreased by $3.8 million, or 22.9%, mostly reflecting lower premiums written in Commercial insurance products during 2018 and lower facultative cessions.  These decreases were offset in part by an increase in the cost of catastrophe reinsurance of $1.0 million, or 18.0% in 2018 and an increase in cessions in the Commercial quota share agreement from 30% in 2017 to 35% 2018.

Claims Incurred

Claims incurred increased by $75.0 million, or 688.1%, to $85.9 million driven by a $76.4 million adverse development in claims related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017. Gross losses related to Hurricane Maria increased by approximately $212.7 million, causing the segment to exceed the 2017 catastrophe reinsurance coverage limits and resulting in the adverse reserve development recorded in 2018. As loss information has emerged, reserves have been updated to reflect a worsening in the loss expectations for Hurricane Maria.  As a result, the loss ratio increased to 376.8% during this period.  Excluding the impact of this adverse development, the loss ratio would have been 41.7%, 100 basis points lower than last year.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $1.4 million, or 15.1%, to $10.7 million mostly due to a higher amortization of deferred acquisition costs.  The operating expense ratio was 46.9%, 420 basis points higher than prior year.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Revenues

Total premiums written decreased by $7.4 million, or 10.0%, to $66.4 million, driven by lower volume of Commercial Property, Commercial Package, and Commercial Liability products, mostly resulting from the selective and disciplined underwriting of Commercial risks.

The premiums ceded to reinsurers increased by $0.8 million, or 3.0%, mostly reflecting increased catastrophe costs and an increase in cessions in the Commercial quota share agreement from 30% in 2017 to 35% 2018.

Claims Incurred

Claims incurred increased by $75.4 million, or 350.7%, to $96.9 million driven by a $76.4 million adverse development in claims related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017. Gross losses related to Hurricane Maria increased by approximately $212.7 million, causing the segment to exceed the 2017 catastrophe reinsurance coverage limits and resulting in the adverse reserve development recorded in 2018.  As loss information has emerged, reserves have been updated to reflect a worsening in the loss expectations for Hurricane Maria.  As a result, the loss ratio increased to 206.2% during this period.  Excluding the impact of this adverse development, the loss ratio would have been 43.6%, 310 basis points lower than last year.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $2.9 million, or 14.3%, to $23.2 million mostly due to higher amortization of deferred acquisition costs and personnel costs.  The operating expense ratio was 49.4%, 270 basis points higher than prior year.

Liquidity and Capital Resources

Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(dollar amounts in millions)	2018	2017
Sources (uses) of cash:
Cash provided by operating activities	$130.7	$133.7
Net purchases of investment securities	(41.5)	(43.0)
Net capital expenditures	(9.1)	(8.7)
Proceeds from long-term borrowings	-	24.3
Payments of long-term borrowings	(1.6)	(25.5)
Proceeds from policyholder deposits	11.6	8.2
Surrenders of policyholder deposits	(14.7)	(10.5)
Repurchase and retirement of common stock	(16.4)	-
Other	(2.0)	(9.4)
Net increase in cash and cash equivalents	$57.0	$69.1

During the six months ended June 30, 2017, we received $24.3 million from a loan with a commercial bank related with a credit agreement entered into in December 2016.  These proceeds were used during the 2017 period to prepay the outstanding principal amount of $24.0 million of the 6.6% senior unsecured notes.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2018, the Company repurchased and retired under this program 643,963 of our Class B Common Stock shares at an average per share price of $25.40, for an aggregate cost of $16.4 million.

The fluctuation in the Other uses of cash is attributed to changes in the amount of outstanding checks over bank balances.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2018, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of June 30, 2018.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of June 30, 2018, we are in compliance with these covenants.

On April 18, 2017, TSA entered into a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit had an original maturity date of April 17, 2018 and was extended to July 31, 2018. The Company intends to renew this facility for an additional year.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see note 12 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1, 2018 to April 30, 2018	80,404	$26.82	80,404	$18.5
May 1, 2018 to May 31, 2018	-	-	-	18.5
June 1, 2018 to June 30, 2018	-	-	-	18.5

¹  In August 2017 the Company’s Board of Directors authorized a $30.0 million Share Repurchase Program of its Class B common stock.  In February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description
10.1*	Amendment to Extend and Modify Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as June 30, 2018, by and between the Administracion de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc.
10.2*	Amendment to Extend and Modify Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as of July 31, 2018, by and between the Administracion de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc.
11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and six months ended June 30, 2018 and 2017 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	August 2, 2018	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	August 2, 2018	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer