Form 10-Q
period 2018-09-30
TRIPLE-S MANAGEMENT CORP
filed 2018-11-08
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to_____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2018
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	21,985,524

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2018

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,224,050	$1,216,788
Fixed maturities held to maturity, at amortized cost	2,490	2,319
Equity investments, at fair value	306,360	342,309
Other invested assets, at net asset value	73,127	34,984
Policy loans	9,680	9,077
Cash and cash equivalents	107,091	198,941
Total investments and cash	1,722,798	1,804,418
Premiums and other receivables, net	632,897	899,327
Deferred policy acquisition costs and value of business acquired	209,205	200,788
Property and equipment, net	78,445	74,716
Deferred tax asset	83,593	65,123
Goodwill	25,397	25,397
Other assets	66,093	46,996
Total assets	$2,818,428	$3,116,765
Liabilities and Stockholders' Equity
Claim liabilities	$1,038,114	$1,106,876
Liability for future policy benefits	355,366	339,507
Unearned premiums	78,544	86,349
Policyholder deposits	174,126	176,534
Liability to Federal Employees' Health Benefits and
Federal Employees' Programs	41,880	52,287
Accounts payable and accrued liabilities	246,750	354,894
Deferred tax liability	3,210	21,891
Long-term borrowings	29,681	32,073
Liability for pension benefits	30,919	33,672
Total liabilities	1,998,590	2,204,083
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at September 30, 2018 and December 31, 2017, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 21,985,524 and 22,627,077 shares at September 30, 2018 and December 31, 2017, respectively	21,986	22,627
Additional paid-in capital	34,231	53,142
Retained earnings	772,872	785,390
Accumulated other comprehensive (loss) income	(9,531)	51,254
Total Triple-S Management Corporation stockholders' equity	820,509	913,364
Non-controlling interest in consolidated subsidiary	(671)	(682)
Total stockholders' equity	819,838	912,682
Total liabilities and stockholders' equity	$2,818,428	$3,116,765

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Premiums earned, net	$742,445	$714,325	$2,236,249	$2,139,489
Administrative service fees	3,802	3,391	11,216	12,318
Net investment income	16,168	12,395	45,630	37,109
Other operating revenues	1,575	941	4,234	3,027
Total operating revenues	763,990	731,052	2,297,329	2,191,943
Net realized investment (losses) gains	(956)	3,753	1,065	8,143
Net unrealized investment gains (losses) on equity investments	5,632	-	(11,343)	-
Other income, net	1,943	3,409	3,600	6,521
Total revenues	770,609	738,214	2,290,651	2,206,607
Benefits and expenses:
Claims incurred	648,580	583,625	1,959,707	1,815,785
Operating expenses	141,026	119,145	408,772	348,811
Total operating costs	789,606	702,770	2,368,479	2,164,596
Interest expense	2,000	1,709	5,515	5,116
Total benefits and expenses	791,606	704,479	2,373,994	2,169,712
(Loss) income before taxes	(20,997)	33,735	(83,343)	36,895
Income tax (benefit) expense	(3,430)	11,824	(30,944)	6,622
Net (loss) income	(17,567)	21,911	(52,399)	30,273
Net (loss) income attributable to non-controlling interest	-	(1)	1	(2)
Net (loss) income attributable to Triple-S Management Corporation	$(17,567)	$21,912	$(52,400)	$30,275

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(17,567)	$21,911	$(52,399)	$30,273
Other comprehensive (loss) income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(6,216)	1,851	(21,312)	14,719
Defined benefit pension plan:
Actuarial loss, net	147	48	409	154
Total other comprehensive (loss) income, net of tax	(6,069)	1,899	(20,903)	14,873
Comprehensive (loss) income	(23,636)	23,810	(73,303)	45,146
Comprehensive (loss) income attributable to non-controlling interest	-	(1)	1	(2)
Comprehensive (loss) income attributable to Triple-S Management Corporation	$(23,636)	$23,811	$(73,303)	$45,148

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2018	2017
Balance at January 1	$913,364	$863,163
Share-based compensation	3,462	1,651
Repurchase and retirement of common stock	(23,014)	(12,553)
Comprehensive (loss) income	(73,303)	45,148
Total Triple-S Management Corporation stockholders' equity	820,509	897,409
Non-controlling interest in consolidated subsidiary	(671)	(679)
Balance at September 30	$819,838	$896,730

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(52,399)	$30,273
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,933	9,835
Net amortization of investments	3,747	7,396
Additions to the allowance for doubtful receivables	7,085	2,043
Deferred tax benefit	(33,006)	(9,993)
Net realized investment gain on sale of securities	(1,065)	(8,143)
Net unrealized loss on equity investments	11,343	-
Interest credited to policyholder deposits	4,288	3,151
Share-based compensation	3,462	1,651
Decrease (increase) in assets:
Premium and other receivables, net	259,345	(646,650)
Deferred policy acquisition costs and value of business acquired	(5,943)	(7,139)
Deferred taxes	606	(218)
Other assets	(19,657)	2,976
(Decrease) increase in liabilities:
Claim liabilities	(68,762)	620,755
Liability for future policy benefits	15,859	15,286
Unearned premiums	(7,805)	86,509
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	(10,407)	12,372
Accounts payable and accrued liabilities	(120,552)	71,745
Net cash (used in) provided by operating activities	(3,928)	191,849

(Continued)

	Nine months ended September 30,
	2018	2017
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$1,042,720	$287,223
Fixed maturities matured/called	18,133	15,503
Securities held to maturity:
Fixed maturities matured/called	2,066	1,546
Equity investments sold	150,024	38,318
Other invested assets sold	2,040	-
Acquisition of investments:
Securities available for sale:
Fixed maturities	(1,113,587)	(260,538)
Securities held to maturity:
Fixed maturities	(2,238)	(1,550)
Equity investments	(113,108)	(75,507)
Other invested assets	(38,501)	-
Decrease in other investments	(144)	(2,207)
Net change in policy loans	(603)	(696)
Net capital expenditures	(12,315)	(15,949)
Net cash used in investing activities	(65,513)	(13,857)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	9,104	8,371
Repayments of long-term borrowings	(2,427)	(2,028)
Repurchase and retirement of common stock	(22,390)	(12,553)
Proceeds from policyholder deposits	14,726	12,130
Surrenders of policyholder deposits	(21,422)	(17,398)
Net cash used in financing activities	(22,409)	(11,478)
Net (decrease) increase in cash and cash equivalents	(91,850)	166,514
Cash and cash equivalents:
Beginning of period	198,941	103,428
End of period	$107,091	$269,942

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018.

(2)	Significant Accounting Policies

Investments

Fixed maturities and other invested assets

Investment in debt securities at September 30, 2018 and December 31, 2017 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

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

Other invested assets at September 30, 2018 and December 31, 2017 consist mainly of alternative investments in partnerships which invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of September 30, 2018 amounted to $88,691.  The remaining average commitments period is approximately three years.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Equity investments

Investment in equity securities at September 30, 2018 and December 31, 2017 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are based on quoted market prices.  Unrealized holding gains and losses, on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific‑identification basis.

Recent Accounting Standards

On August 29, 2018, the Financial Accounting Standard Board (FASB) issued guidance for Intangibles – Goodwill and Other – Internal-Use Software.  Guidance addresses customer’s accounting for implemented costs incurred in a cloud computing arrangement that is a service contract and aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.   The amendments require a customer in a hosting arrangement that is a service contract to determine which implementation costs to capitalize as an asset related to service contract and which costs to expense.  Additionally, it requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement.  For public companies, these amendments, will be applied on a prospective basis, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

On August 28, 2018, the FASB issued guidance for Compensation – Retirement Benefits – Defined Benefit Plans – General which addresses changes to the disclosure requirement for defined benefit plans. The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Specifically certain disclosure requirements are removed (i.e. the amounts of accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, related party disclosures concerning the amount of future annual benefits covered by an insurance and annuity contracts and significant transactions between the employer and related parties and the plan) while certain other disclosures are added (i.e. the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, an explanation for the reasons for significant gains and losses related to changes in the benefit obligation for the period).   For public companies, these amendments, will be applied for fiscal years beginning after December 15, 2020.  The adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

On August 27, 2018, the FASB issued guidance for Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement.  This update focuses on improving the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements.  Specifically certain disclosure requirements are removed (the amount of, and reasons for, transfer between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements) while it modifies and adds certain other disclosures (the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements).   The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent period in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2019.  The adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On August 15, 2018, the FASB issued guidance for Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts which provides meaningful improvements to the existing revenue recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.  The amendments improve the timeliness of recognizing changes in the liability for future policy benefits and modify rate used to discount future cash flows, simplify and improve the accounting for certain market-based options or guarantees associated with deposit contracts, simplify the amortization of deferred acquisition costs, and improves the effectiveness of the required disclosures.  Specifically, this guidance requires an insurance entity to review and update, if needed, the assumptions used to measure cash flows and discount rate at each reporting date, measure all market risk benefits associated with deposit and disclose liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in measurement, including changes thereto and the effect of those changes on measurement.  Additionally, the amendment simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, and requires that those balances be amortized on a constant level basis over the expected term of the related contracts.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2020.  We are currently evaluating the impact the adoption of this guidance may have on the Company’s consolidated financial statements.

On July 30, 2018 and July 18, 2018, the FASB issued the following guidance Leases – Targeted Improvement and Codification Improvement to Leases, respectively, to assist in the implementation of leases and address certain technical corrections and improvement to the recently issued lease standard. Leases – Targeted Improvement provides entities with an additional and optional transition method to adopt the new lease standard under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  It also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components for the associated lease component.  Codification: Improvement Leases addresses the following areas of correction or improvement (1) residual value guarantees, (2) rate implicit in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase option, (5) variable lease payments that depend on an index or a rate, (6) investment tax credits, (7) lease term and purchase option, (8) transition guidance for amounts previously recognized in business combinations, (9) certain transition adjustments, (10) transition guidance for leases previously classified as capital leases, (11) transition guidance for modification to leases previously classified as direct financing or sales-type leases, (12) transition guidance for sales and leaseback transactions; (13) impairment of net investment in the lease, (14) unguaranteed residual assets, (15) effect of initial direct costs on the rate implicit in the lease, and (16) failed sale and leaseback transactions.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.   We expect the standard to have a significant impact on our consolidated balance sheet, but not in our consolidated statement of earnings.  The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. The Company will adopt the standard in the first quarter of 2019 and is currently compiling an inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company will implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On July 16, 2018, the FASB issued guidance Codification Improvements which represents changes to clarify, correct errors in, or make minor improvements to the Codification.  The change addresses conflicts or unclear intent in the following areas: (1) Comprehensive Income – Overall, (2) Debt – Modifications and Extinguishments, (3) Distinguishing Liabilities from Equity – Overall, (3) Compensation – Stock Compensation – Income Taxes, (4) Derivatives and Hedging – Overall – Other Presentation Matters, (5) Fair Value Measurement – Overall and (6) Financial Services – Brokers and Dealers – Liabilities and Financial Services – Depository and Lending.  Some of the amendments in this update do not require transition guidance and are effective immediately.  However, many of the amendments do have transition guidance, effective for public companies for annual periods beginning after December 15, 2018.  We are currently evaluating the impact the adoption of this guidance may have on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

On February 28, 2018, the FASB issued guidance for Technical Corrections and Improvement to Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Areas for correction or improvement include (1) equity securities without a readily determinable fair value—discontinuation, (2) equity securities without a readily determinable fair value—adjustments, (3) forward contracts and purchased options, (4) presentation requirements for certain fair value option liabilities, (5) fair value option liabilities denominated in a foreign currency, and (6) transition guidance for equity securities without a readily determinable fair value. For public companies, these amendments, became effective on a prospective basis, for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018.  The Company adopted this guidance effective June 30, 2018.  The adoption of this guidance did not have a material impact on the presentation of the Company’s consolidated result of operations.

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

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months and nine months ended September 30, 2018 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale:
Obligations of government-sponsored enterprises	$11,460	$-	$(130)	$11,330
U.S. Treasury securities and obligations of U.S. government instrumentalities	225,968	11	(1,488)	224,491
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,234	-	(5)	8,229
Municipal securities	679,796	13,967	(4,521)	689,242
Corporate bonds	213,048	9,525	(1,007)	221,566
Residential mortgage-backed securities	59,483	-	(987)	58,496
Collateralized mortgage obligations	11,054	-	(358)	10,696
Total fixed maturities available for sale	$1,209,043	$23,503	$(8,496)	$1,224,050

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$617	$107	$-	$724
Residential mortgage-backed securities	190	3	-	193
Certificates of deposit	1,683	-	-	1,683
Total	$2,490	$110	$-	$2,600

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity investments - Mutual funds	$267,852	$39,518	$(1,010)	$306,360

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$71,479	$1,950	$(302)	$73,127

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$1,431	$13	$-	$1,444
U.S. Treasury securities and obligations of U.S. government instrumentalities	118,858	41	(550)	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,059	34	-	8,093
Municipal securities	771,789	30,468	(1,467)	800,790
Corporate bonds	217,046	17,767	(489)	234,324
Residential mortgage-backed securities	32,465	2	(355)	32,112
Collateralized mortgage obligations	22,003	10	(337)	21,676
Total fixed maturities	1,171,651	48,335	(3,198)	1,216,788
Equity securities:
Mutual funds	292,460	50,072	(223)	342,309
Alternative investments	34,669	559	(244)	34,984
Total equity securities	327,129	50,631	(467)	377,293
Total	$1,498,780	$98,966	$(3,665)	$1,594,081

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$617	$154	$-	$771
Residential mortgage-backed securities	191	2	-	193
Certificates of deposit	1,511	-	-	1,511
Total	$2,319	$156	$-	$2,475

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale:
Obligations of government-sponsored enterprises	$11,330	$(130)	2	$-	$-	-	$11,330	$(130)	2
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	196,342	(1,488)	21	-	-	-	196,342	(1,488)	21
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	7,485	(5)	4	-	-	-	7,485	(5)	4
Municipal securities	306,834	(3,727)	56	23,631	(794)	2	330,465	(4,521)	58
Corporate bonds	128,028	(1,007)	44	-	-	-	128,028	(1,007)	44
Residential mortgage-backed securities	53,395	(741)	21	5,100	(246)	4	58,495	(987)	25
Collateralized mortgage obligations	6,333	(148)	2	4,115	(210)	1	10,448	(358)	3
Total fixed maturities	$709,747	$(7,246)	150	$32,846	$(1,250)	7	$742,593	$(8,496)	157
Other invested assets - Alternative investments	$13,460	$(224)	5	$8,817	$(78)	2	$22,277	$(302)	7

	December 31, 2017
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$96,617	$(550)	7	$-	$-	-	$96,617	$(550)	7
Municipal securities	162,731	(1,467)	27	-	-	-	162,731	(1,467)	27
Corporate bonds	80,374	(489)	16	-	-	-	80,374	(489)	16
Residential mortgage-backed securities	31,736	(355)	19	-	-	-	31,736	(355)	19
Collateralized mortgage obligations	13,630	(239)	3	7,294	(98)	2	20,924	(337)	5
Total fixed maturities	385,088	(3,100)	72	7,294	(98)	2	392,382	(3,198)	74
Equity securities:
Mutual funds	42,983	(223)	6	-	-	-	42,983	(223)	6
Alternative investments	9,986	(212)	5	3,162	(32)	1	13,148	(244)	6
Total equity securities	52,969	(435)	11	3,162	(32)	1	56,131	(467)	12

Total for securities available for sale	$438,057	$(3,535)	83	$10,456	$(130)	3	$448,513	$(3,665)	86

The Company reviews the available for sale and other invested assets portfolios under the Company’s impairment review policy.  Given market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and material other-than-temporary impairments may be recorded in future periods.  The Company from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities:  As of September 30, 2018, our holdings in Puerto Rico municipals consist of escrowed bonds. The Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows.

Alternative Investments:  As of September 30, 2018, alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  There were no impaired positions for the nine-month period ending September 30, 2018.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	September 30, 2018
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	$11,238	$11,263
Due after one year through five years	400,523	398,067
Due after five years through ten years	419,705	418,411
Due after ten years	307,040	327,117
Residential mortgage-backed securities	59,483	58,496
Collateralized mortgage obligations	11,054	10,696
	$1,209,043	$1,224,050
Fixed maturities held to maturity
Due in one year or less	1,683	1,683
Due after ten years	617	724
Residential mortgage-backed securities	190	193
	$2,490	$2,600

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$587	$933	2,099	$1,334
Gross losses	(2,892)	(194)	(13,695)	(830)
Total fixed securities	(2,305)	739	(11,596)	504
Equity investments:
Gross gains	1,218	3,014	9,972	7,641
Gross losses	(67)	-	(1,091)	(2)
Total equity investments	1,151	3,014	8,881	7,639
Other invested assets:
Gross gains	311	-	4,104	-
Gross losses	(113)	-	(324)	-
Total other invested assets	198	-	3,780	-
Net realized investment (losses) gains	$(956)	$3,753	$1,065	$8,143

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Changes in net unrealized (losses) gains:
Recognized in accumulated other comprehensive (loss) income:
Fixed maturities – available for sale	$(8,873)	$(1,199)	$(30,130)	$1,614
Other invested assets	894	3,605	1,333	17,516
	$(7,979)	$2,406	$(28,797)	$19,130
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(13)	$(2)	$(46)	$(10)

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive (loss) income during the nine months ended September 30, 2018 and 2017 was $7,980 and $4,503, respectively.

As of September 30, 2018 and December 31, 2017, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	September 30, 2018	December 31, 2017
Premium	$73,624	$103,027
Self-funded group receivables	34,851	39,859
FEHBP	13,670	13,346
Agent balances	26,076	32,818
Accrued interest	12,243	14,331
Reinsurance recoverable	428,298	661,679
Other	84,460	70,150
	673,222	935,210
Less allowance for doubtful receivables:
Premium	31,379	26,490
Other	8,946	9,393
	40,325	35,883
Total premium and other receivables, net	$632,897	$899,327

As of September 30, 2018 and December 31, 2017, the Company had premiums and other receivables of $52,170 and $81,838, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of September 30, 2018 and December 31, 2017 were $19,614 and $16,436, respectively.

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale:
Obligations of government-sponsored enterprises	$-	$11,330	$-	$11,330
U.S. Treasury securities and obligations of U.S government instrumentalities	224,491	-	-	224,491
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,229	-	8,229
Municipal securities	-	689,242	-	689,242
Corporate bonds	-	221,566	-	221,566
Residential agency mortgage-backed securities	-	58,496	-	58,496
Collateralized mortgage obligations	-	10,696	-	10,696
Total fixed maturities	224,491	999,559	-	1,224,050

Equity investments	$143,638	$162,722	$-	$306,360

	December 31, 2017
Securities available for sale:	Level 1	Level 2	Level 3	Total

Fixed maturity securities:
Obligations of government-sponsored enterprises	$-	$1,444	$-	$1,444
U.S. Treasury securities and obligations of U.S government instrumentalities	118,349	-	-	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,093	-	8,093
Municipal securities	-	800,790	-	800,790
Corporate bonds	-	234,324	-	234,324
Residential agency mortgage-backed securities	-	32,112	-	32,112
Collateralized mortgage obligations	-	21,676	-	21,676
Total fixed maturities	118,349	1,098,439	-	1,216,788
Equity securities - Mutual funds	193,160	149,149	-	342,309
Alternative investments - measured at net asset value	-	-	-	34,984
Total equity securities	193,160	149,149	-	377,293

Total	$311,509	$1,247,588	$-	$1,594,081

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

There were no transfers between Levels 1 and 2 during the three months and nine months ended September 30, 2018 and 2017.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,680	$-	$9,680	$-	$9,680

Liabilities:
Policyholder deposits	$174,126	$-	$174,126	$-	$174,126
Long-term borrowings:
Loans payable to bank - variable	29,924	-	29,924	-	29,924
Total liabilities	$204,050	$-	$204,050	$-	$204,050

	December 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,077	$-	$9,077	$-	$9,077

Liabilities:
Policyholder deposits	$176,534	$-	$176,534	$-	$176,534
Long-term borrowings:
Loans payable to bank - variable	32,350	-	32,350	-	32,350
Total liabilities	$208,884	$-	$208,884	$-	$208,884

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Nine months ended September 30, 2018
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$367,357	$739,519	$1,106,876
Reinsurance recoverable on claim liabilities	-	(633,099)	(633,099)
Net claim liabilities at beginning of period	367,357	106,420	473,777
Claims incurred:
Current period insured events	1,764,038	80,774	1,844,812
Prior period insured events	(30,404)	122,951	92,547
Total	1,733,634	203,725	1,937,359
Payments of losses and loss-adjustment expenses:
Current period insured events	1,438,611	40,317	1,478,928
Prior period insured events	249,073	40,621	289,694
Total	1,687,684	80,938	1,768,622
Net claim liabilities at end of period	413,307	229,207	642,514
Reinsurance recoverable on claim liabilities	-	395,600	395,600
Claim liabilities at end of period	$413,307	$624,807	$1,038,114

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Nine months ended September 30, 2017
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$349,047	$138,896	$487,943
Reinsurance recoverable on claim liabilities	-	(38,998)	(38,998)
Net claim liabilities at beginning of period	349,047	99,898	448,945
Claims incurred:
Current period insured events	1,724,890	95,227	1,820,117
Prior period insured events	(19,158)	(5,920)	(25,078)
Total	1,705,732	89,307	1,795,039
Payments of losses and loss-adjustment expenses:
Current period insured events	1,456,098	38,222	1,494,320
Prior period insured events	242,384	35,325	277,709
Total	1,698,482	73,547	1,772,029
Net claim liabilities at end of period	356,297	115,658	471,955
Reinsurance recoverable on claim liabilities	-	636,743	636,743
Claim liabilities at end of period	$356,297	$752,401	$1,108,698

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

The actual amounts of claims incurred in connection with insured events occurring in a prior period typically differ from estimates of such claims made in the prior period.  Amounts included as incurred claims for prior period insured events reflect the aggregate net amount of these differences.

The unfavorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2018 is driven by an adverse development of approximately $128,707, in losses related to Hurricane Maria, offset by better than expected utilization trends in the Managed Care segment.  The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2017 are due primarily to better than expected utilization trends in the Managed Care segment.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying condensed consolidated financial statements.  Claim liabilities as of September 30, 2018 include approximately $488,180 related to the impact of Hurricane María, which made landfall in Puerto Rico in September 2017.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $22,348 during the nine months ended September 30, 2018.  The change in the liability for future policy benefits during the nine months ended September 30, 2017 amounted to $20,746.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of September 30, 2018.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2017	$11,965
2018	325,427

(7)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2018	2017	2018	2017

Interest cost	$1,713	$1,652	$5,099	$5,248
Expected return on assets	(2,255)	(2,021)	(6,817)	(6,419)
Amortization of actuarial loss	240	79	670	251
Settlement loss	395	580	1,045	1,211
Net periodic benefit cost	$93	$290	$(3)	$291

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2017 that it expected to contribute $2,000 to the pension program in 2018.  As of September 30, 2018, the Company has contributed $2,000 to the pension program.

(8)	Reinsurance

Triple-S Propiedad, Inc. (TSP) uses facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.  Under these treaties, TSP ceded premiums written were $12,658 and $13,370 for the three months ended September 30, 2018 and 2017, respectively, and $40,124 and $40,091 for the nine months ended September 30, 2018, and 2017, respectively.  During the nine months ended September 30, 2018 and 2017, TSP ceded claims incurred amounting to $153,707 and $603,893, respectively, related to losses caused by Hurricanes Irma and Maria.

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

(9)	Income Taxes

The net deferred tax asset at September 30, 2018 and December 31, 2017 of the Company and its subsidiaries is composed of the following:

	September 30, 2018	December 31, 2017
Deferred tax assets
Gross deferred tax assets	$127,563	$87,058
Less: valuation allowance	(12,696)	(8,283)
Deferred tax assets	114,867	78,775

Deferred tax liabilities
Gross deferred tax liabilities	(34,485)	(35,543)
Net deferred tax asset	$80,382	$43,232

The net deferred tax asset shown in the table above at September 30, 2018 and December 31, 2017 is reflected in the consolidated balance sheets as $83,593 and $65,123, respectively, in deferred tax assets and $3,210 and $21,891, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company, because under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries.

At September 30, 2018, the Company and its subsidiaries have net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $169,000, which are available to offset future taxable income for up to December 2028. The carryforwards generally expire in 2026 through 2028.  The valuation allowance is mostly related to the net operating losses generated by the Company’s U.S. Virgin Islands (USVI), the health's clinic's operations, and the Property and Casualty segment losses related to hurricane Maria that based on the available evidence are not considered to be realizable at the reporting dates.  Except for the valuation allowance, the Company concluded that as of September 30, 2018, it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize its deferred tax asset. This conclusion is based on the historical results of each entity, adjusted to exclude non-recurring conditions, and the forecast of future profitability.  Management will continue to evaluate, on a quarterly basis, if there are any significant events that will affect the Company’s ability to utilize these deferred tax assets.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(10)	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net Unrealized Gain on Securities Beginning Balance	$21,260	$75,239	$76,238	$62,371
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	-	-	(39,882)	-
Other comprehensive (loss) income before reclassifications	(6,981)	4,853	(20,460)	21,233
Amounts reclassified from accumulated other comprehensive income (loss)	765	(3,002)	(852)	(6,514)
Net current period change	(6,216)	1,851	(21,312)	14,719
Ending Balance	15,044	77,090	15,044	77,090
Liability for Pension Benefits Beginning Balance	(24,722)	(19,870)	(24,984)	(19,976)
Amounts reclassified from accumulated other comprehensive income	147	48	409	154
Ending Balance	(24,575)	(19,822)	(24,575)	(19,822)
Accumulated Other Comprehensive (Loss) Income Beginning Balance	(3,462)	55,369	51,254	42,395
Unrealized loss reclassified to beginning retained earnings as the result of implementing new accounting pronouncement	-	-	(39,882)	-
Other comprehensive (loss) income before reclassifications	(6,981)	4,853	(20,460)	21,233
Amounts reclassified from accumulated other comprehensive income (loss)	912	(2,954)	(443)	(6,360)
Net current period change	(6,069)	1,899	(20,903)	14,873
Ending Balance	$(9,531)	$57,268	$(9,531)	$57,268

(11)	Stock Repurchase Program

The Company repurchases shares through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.

In August 2017, the Company’s Board of Directors authorized a $30,000 repurchase program of its Class B common stock, and in February 2018 the Company’s Board of Directors authorized a $25,000 expansion of this program.  During the three months ended September 30, 2018, the Company repurchased and retired under this program 259,925 shares at an average per share price of $23.06, for an aggregate cost of $5,995.  During the nine months ended September 30, 2018, the Company repurchased and retired under this program 903,888 shares at an average per share price of $24.76, for an aggregate cost of $22,390.

Triple-S Management Corporation

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

(12)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended September 30, 2018 and 2017 was $919 and $1,481, respectively.  Share-based compensation expense recorded during the nine months ended September 30, 2018 and 2017 was $3,462 and $1,651, respectively.  During the nine months ended September 30, 2018, 24,796 shares were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the nine months ended September 30, 2017.

(13)	Net (Loss) Income Available to Stockholders and Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator for earnings per share:
Net (loss) income attributable to TSM available to stockholders	$(17,567)	$21,912	$(52,400)	$30,275
Denominator for basic earnings per share:
Weighted average of common shares	22,895,582	24,142,192	23,058,754	24,177,344
Effect of dilutive securities	-	65,830	-	54,364
Denominator for diluted earnings per share	22,895,582	24,208,022	23,058,754	24,231,708
Basic net (loss) income per share attributable to TSM	$(0.77)	$0.91	$(2.27)	$1.25
Diluted net (loss) income per share attributable to TSM	$(0.77)	$0.91	$(2.27)	$1.25

The Company excluded the effect of dilutive securities during the three months nine months ended September 30, 2018 because their effect would have been anti-dilutive given the net loss attributable to stockholders in the period. If the Company had generated income from continuing operations during the three months ended and nine months ended September 30, 2018, the effect of restricted stock awards on the diluted shares calculation would have been an increase in shares of 75,986 and 92,076 shares, respectively.

(14)	Contingencies

The following information supplements and amends, as applicable, the disclosures in Note 23 to the Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K.  Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, British Virgin Islands (BVI), and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

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

Claims by Heirs of Former Shareholders

On August 28, 2017, local Court of First Instance entered summary judgement in Heirs of Dr. Juan Acevedo, et al., v. Triple-S Management Corporation, et al. ordering the Company to issue 63,000 stock shares in favor of Plaintiffs, plus costs and legal fees. The Company appealed said judgement and on March 15, 2018, Puerto Rico Court of Appeals revoked said judgement and ruled in favor of the Company dismissing the complaint with prejudice. On June 1, 2018, the Puerto Rico Supreme Court denied Plaintiffs’ petition for a Writ of Certiorari; a request for reconsideration has been denied by the Puerto Rico Supreme Court, thus the Court of Appeals Sentence in favor of the Company is final.

On September 20, 2018, local Court of First Instance entered partial summary judgement in Wanda Irizarry Antonmattei, et al., v. Seguros de Servicios de Salud de Puerto Rico, Inc., et al. ordering the Company to issue 63,000 stock shares in favor of Plaintiffs. The Company filed for reconsideration of said judgement; and will appeal if necessary.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

As a result, the joint defense group obtained certification of the standard of review decision, and on July 9, 2018 appealed the matter to the 11th Circuit. Presently, the case is in a “holding pattern” until the 11th Circuit decides whether to take the Standard of Review ruling on appeal.

If successful, plaintiffs would be entitled to recover treble damages plus attorneys’ fees, costs and expenses.  In addition, the challenged practice would likely be enjoined nationwide.  Even if class certification is denied, any one plaintiff could still challenge the entire system and seek the same broad relief as the current putative classes.  An injunction in favor of a single plaintiff could likely apply to the entire system. Damages experts have yet to issue damage estimates. Estimates of potential exposure towards providers, after trebling, exceed $15 billion.  Potential trebled damages towards subscribers are close to $150 million.  Possibilities of success are difficult to predict globally and are contingent on whether the Per Se or the Rule of Reason standard of review will apply to the practice, which classes are certified, what practice is being challenged, and whether the judge decides the case on summary judgment or a jury does at trial.  The likelihood of success globally appears to be greater as to providers than as to subscribers. As part of the Joint Defense Group, TSS intends to defend vigorously while engaging in serious efforts to resolve the case through mediation.

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

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 and September 2013, reflected an overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and ASES requested the reimbursement of the alleged overpayment. On January 16, 2015, TSS filed an injunction against ASES under the case Triple-S Salud, Inc. v. Administración de Seguros de Salud de Puerto Rico. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership. On May 26, 2017, the court issued a partial judgement dismissing the complaint in favor of TSS with respect to the alleged overpayments for the period between October 2005 and September 2010, which represented approximately $7,400 of the total alleged claim. On July 27, 2017, ASES appealed the court’s partial judgement and on January 31, 2018, the Puerto Rico Court of Appeals entered judgement in favor of the Company, thus validating the 2011 settlement agreement.  No plea for reconsideration nor a writ of certiorari was filed by ASES before the Court of Appeals or the Puerto Rico Supreme Court.  The parties reached a settlement agreement for the remaining $500 in controversy subject to the final approval of ASES Board of Directors, which has been accrued as of September 30, 2018.

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

The following tables summarize the operations by reportable segment for the three months and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating revenues:
Managed Care:
Premiums earned, net	$680,393	$653,734	$2,044,989	$1,955,246
Administrative service fees	3,802	3,391	11,216	12,318
Intersegment premiums/service fees	1,390	1,781	4,061	4,946
Net investment income	6,776	4,097	17,547	12,135
Total managed care	692,361	663,003	2,077,813	1,984,645
Life Insurance:
Premiums earned, net	42,049	40,845	124,318	121,001
Intersegment premiums	235	107	832	409
Net investment income	6,428	6,070	19,105	18,487
Total life insurance	48,712	47,022	144,255	139,897
Property and Casualty Insurance:
Premiums earned, net	20,003	19,746	66,662	62,962
Intersegment premiums	153	153	460	460
Net investment income	2,518	2,106	7,724	6,164
Total property and casualty insurance	22,674	22,005	74,846	69,586
Other segments: *
Intersegment service revenues	(5)	2,796	283	6,641
Operating revenues from external sources	1,575	976	4,234	3,130
Total other segments	1,570	3,772	4,517	9,771
Total business segments	765,317	735,802	2,301,431	2,203,899
TSM operating revenues from external sources	446	87	1,254	220
Elimination of intersegment premiums/service fees	(1,778)	(2,041)	(5,073)	(5,535)
Elimination of intersegment service revenues	5	(2,796)	(283)	(6,641)
Consolidated operating revenues	$763,990	$731,052	$2,297,329	$2,191,943

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating income (loss):
Managed care	$14,229	$34,819	$26,264	$19,157
Life insurance	5,681	4,477	14,637	13,402
Property and casualty insurance	(46,880)	(11,115)	(114,820)	(5,273)
Other segments *	288	373	890	517
Total business segments	(26,682)	28,554	(73,029)	27,803
TSM operating revenues from external sources	446	87	1,254	220
TSM unallocated operating expenses	(1,780)	(2,759)	(6,575)	(7,876)
Elimination of TSM intersegment charges	2,400	2,400	7,200	7,200
Consolidated operating (loss) income	(25,616)	28,282	(71,150)	27,347
Consolidated net realized investment (losses) gains	(956)	3,753	1,065	8,143
Consolidated net unrealized investment losses on equity investments	5,632	-	(11,343)	-
Consolidated interest expense	(2,000)	(1,709)	(5,515)	(5,116)
Consolidated other income, net	1,943	3,409	3,600	6,521
Consolidated (loss) income before taxes	$(20,997)	$33,735	$(83,343)	$36,895

Depreciation and amortization expense:
Managed care	$2,214	$2,567	$7,659	$7,455
Life insurance	272	315	868	913
Property and casualty insurance	89	136	301	388
Other segments*	175	166	515	489
Total business segments	2,750	3,184	9,343	9,245
TSM depreciation expense	197	197	590	590
Consolidated depreciation and amortization expense	$2,947	$3,381	$9,933	$9,835

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

	September 30, 2018	December 31, 2017
Assets:
Managed care	$1,130,401	$1,092,715
Life insurance	852,750	853,289
Property and casualty insurance	762,705	1,094,773
Other segments *	20,787	19,027
Total business segments	2,766,643	3,059,804
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	59,496	81,169
Property and equipment, net	21,326	22,257
Other assets	23,547	22,763
	104,369	126,189
Elimination entries-intersegment receivables and others	(52,584)	(69,228)
Consolidated total assets	$2,818,428	$3,116,765

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(16)	Subsequent Events

On November 2, 2018 TSP entered into a multi-year high excess cover reinsurance agreement that includes both retroactive and prospective covers.  The agreement is effective from April 1, 2018 until March 31, 2023.  The Company will account for this agreement in accordance with the provisions of Accounting Standards Codification 944 Financial Services – Insurance (ASC 944).  Included in ASC 944 is specific guidance on accounting for reinsurance of short-duration and long duration reinsurance contracts (formerly Statement of Financial Accounting Standards (SFAS) 113, as amended).

The retroactive portion is an adverse development reinsurance cover (ADC) providing for a coverage of $50,000 in excess of $76,500 of net losses, representing the adverse development related to Hurricane Maria experienced as of June 30, 2018.  The Company expects to record in its consolidated balance sheet a reinsurance recoverable equal to the adverse development related to Hurricane Maria claims in excess of the $76,500 million of net incurred losses up to the $50,000 excess, a premium payable for the premium allocated to the retroactive cover, and a liability for a deferred gain on retroactive reinsurance.  The reinsurance asset and liability will be released as the underlying recoveries are realized.  The prospective portion of the agreement provides catastrophe umbrella coverage for a five-year period ending March 31, 2023 and should be recognized into operations based on the coverage period.

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2018.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2017 and the MD&A included therein, and our unaudited condensed consolidated financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2018 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 55 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a managed care program for the medically indigent funded by the Puerto Rico Government and Medicaid, that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of health benefits in designated service regions in Puerto Rico.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of September 30, 2018, we served approximately 959,000 managed care members across all regions of Puerto Rico.  For the nine months ended September 30, 2018 and 2017, our managed care segment represented approximately 91% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Recent Developments
Puerto Rico Economy

Pursuant to the Puerto Rico Oversight, Management and Economic Stability Act, Pub. L. 114–187, June 30, 2016, 130 Stat. 549, the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”) has certified fiscal plans for the Commonwealth and several of its instrumentalities, including the Puerto Rico Electric Power Authority, the Puerto Rico Aqueduct and Sewer Authority, the University of Puerto Rico, the Puerto Rico Highways and Transportation Authority and Government Development Bank for Puerto Rico.

The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated as of October 23, 2018 (the “Most Recent Fiscal Plan”).  The Most Recent Fiscal Plan estimates a 16.1% contraction in real gross national product (“GNP”) in fiscal year 2018 (July 1, 2017 – June 30, 2018), without accounting for the impact of disaster relief funding related to Hurricanes Irma and Maria or the measures and structural reforms proposed by the plan.  Taking into account such factors, the Most Recent Fiscal Plan estimates an 8.0% contraction in real GNP in fiscal year 2018. It also projects that disaster relief funding will have a short-term simulative effect on Puerto Rico’s economy, which, combined with the estimated effects of the proposed measures and reforms, the plan estimates will result in variable GNP growth from fiscal years 2019 through 2022, followed by GNP contraction in fiscal year 2023 as disaster relief funding decreases.

The Most Recent Fiscal Plan outlines a number of structural reforms and fiscal measures that the Oversight Board deems necessary to improve the Commonwealth’s fiscal balance and economic condition. Such measures include structural reforms, such as labor, ease of doing business, energy sector, and infrastructure reforms, as well as fiscal measures, such as agency consolidations, reductions in budgetary appropriations, and pension reform. The Most Recent Fiscal Plan and the fiscal plans certified by the Oversight Board for the Commonwealth’s instrumentalities conclude that the Commonwealth and its instrumentalities will not be able to meet all of their contractual obligations, even after implementing the measures and reforms contemplated therein,

The Governor and other government officers have publicly expressed their disagreement with several of the measures contemplated by the Most Recent Fiscal Plan, particularly the pension reform, which contemplates average pension benefit reductions of approximately 10%, and the labor reform, which contemplates the elimination of certain mandatory benefits to public and private employees. The Governor had also previously challenged the Oversight Board’s authority with respect to certain matters related to the Commonwealth’s budget and a previous version of the fiscal plan before the U.S. District Court for the District of Puerto Rico (the “District Court”) in Hon. Ricardo Roselló Nevares v. The Financial Oversight and Management Board for Puerto Rico, Case No. 17-3283 (the “Adversary Proceeding”).  The District Court issued an order on August 27, 2018 partially dismissing certain portions of the Adversary Proceeding and, on October 9, 2018, the District Court certified certain aspects such order for interlocutory appeal.

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

On September 21, 2018, TSS entered into a contract with ASES whereby TSS, as one of five managed care organizations (“MCOs”), will offer health care services to Medicaid and Child Health Insurance subscribers for the Government of Puerto Rico’s revised Medicaid health insurance program (the “New Contract”). The New Contract requires MCOs to serve subscribers on an island-wide basis, rather than assigning each MCO specific regions.  The term of the New Contract is from November 1, 2018 to September 30, 2021, which term may be extended for an additional year at ASES’s option. Under this agreement, TSS is responsible for the provision of medical, mental, pharmacy and dental healthcare services on an at-risk basis to subscribers who enroll with TSS. ASES will pay TSS a per member per month rate that will vary depending on the clinical condition or category of the subscriber.  Premiums rates will be negotiated for each contract year. The New Contract initially assigned Triple-S approximately 280,000 subscribers.  Once the term of the New Contract commences, subscribers will have approximately three months to select their insurance carriers, during which time, MCOs will be able to compete for membership across Puerto Rico.

See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Political and Regulatory Developments

CMS announced final benchmark rates for the 2019 Medicare Advantage plans.  The call letter maintains the zero claims adjustment and allows certain Puerto Rico counties to qualify for double bonus status.  The impact of these updates, result in a Puerto Rico benchmark estimated average increase of about 5.7%.  See Item 1A.   Risk Factors—Risks Related to the Regulation of our Industry – “The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries’’ included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Property and Casualty – Hurricane Maria Unfavorable Reserve Development

During the three months ended September 30, 2018, the Property and Casualty segment increased by approximately $68.9 million to $968.5 million the gross losses related to Hurricane Maria.  With this increase in the gross losses related to this catastrophe, the segment reports $52.3 million and $128.7 million unfavorable prior period reserve development, net of reinsurance, during the three months and nine months ended September 30, 2018.

As loss information has continued to emerge during the three months ended September 30, 2018, gross reserves were updated reflecting a worsening of the loss expectations for Hurricane Maria.  As a consequence, the segment increased specific and bulk reserves for unpaid claims.

On November 2, 2018 TSP entered into a multi-year high excess cover reinsurance agreement that includes both retroactive and prospective covers.  The agreement is effective April 1, 2018 until March 31, 2023.  The retroactive portion is an adverse development reinsurance cover providing for a coverage of $50 million in excess of $76.5 million of net losses, representing the adverse development related to Hurricane Maria experienced as of June 30, 2018.  The prospective portion of the agreement provides catastrophe umbrella coverage for a five-year period ending March 31, 2023.  This reinsurance agreement will increase TSP’s statutory surplus, improve RBC scores, and assures catastrophe protection for five years for a portion of our reinsurance program.  See Note 16 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As the result of the unfavorable reserve development, TSP estimates that its Risk Based Capital (RBC) at the end of the year is going to be lower than the 300% minimum requirement and will require a plan to increase the capital and surplus.  The lower capital levels could also negatively impact the segment’s A.M. Best rating for 2018.  Management is evaluating several alternatives to increase TSP’s statutory capital in order to meet minimum capital requirements, which could include reinsurance agreements, capital infusion, and/or the issuance of surplus notes.

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

Managed Care Membership

	As of September 30,
	2018	2017
Managed care enrollment:
Commercial [1]	453,823	492,498
Medicare	111,389	123,194
Medicaid	394,149	379,199
Total	959,361	994,891
Managed care enrollment by funding arrangement:
Fully-insured	819,267	831,170
Self-insured	140,094	163,721
Total	959,361	994,891

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Revenues:
Premiums earned, net	$742.4	$714.3	$2,236.3	$2,139.5
Administrative service fees	3.8	3.4	11.2	12.3
Net investment income	16.2	12.4	45.6	37.1
Other operating revenues	1.6	1.0	4.2	3.0
Total operating revenues	764.0	731.1	2,297.3	2,191.9
Net realized investment (losses) gains	(0.9)	3.7	1.1	8.1
Net unrealized investment gains (losses) on equity investments	5.6	-	(11.3)	-
Other income, net	1.9	3.4	3.6	6.6
Total revenues	770.6	738.2	2,290.7	2,206.6
Benefits and expenses:
Claims incurred	648.6	583.6	1,959.7	1,815.8
Operating expenses	141.0	119.2	408.8	348.8
Total operating expenses	789.6	702.8	2,368.5	2,164.6
Interest expense	2.0	1.7	5.5	5.1
Total benefits and expenses	791.6	704.5	2,374.0	2,169.7
(Loss) income before taxes	(21.0)	33.7	(83.3)	36.9
Income tax (benefit) expense	(3.4)	11.8	(30.9)	6.6
Net (loss) income attributable to TSM	$(17.6)	$21.9	$(52.4)	$30.3

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Operating Revenues

Consolidated premiums earned, net increased by $28.1 million, or 3.9%, to $742.4 million, primarily reflecting higher Medicaid and Medicare premiums within the Managed Care segment.  Increase in Medicaid premiums mostly reflects higher membership, while in the Medicare business, premiums increased due to this year’s achievement of a four-star rated Medicare Advantage HMO contract that resulted in a 5% bonus applied to the benchmark used in premium calculation as well as an increase in the 2018 Medicare reimbursement rates.  These increases were partially offset by lower Commercial and Medicare membership.

Net unrealized investment gains on equity investments

The $5.6 million in consolidated net unrealized investment gains on equity investments is the impact of a new accounting guidance implemented effective January 1, 2018, which requires the change in unrealized gain (loss) of equity investments, previously recorded through comprehensive income, to be recorded through earnings.

Claims Incurred

Consolidated claims incurred increased by $65.0 million, or 11.1%, to $648.6 million mainly driven by a $52.3 million unfavorable prior period reserve development in the Property and Casualty segment related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017. In addition, the 2017 period includes an estimated reduction of $32.9 million in the Managed Care segment due to a drop in utilization caused by Hurricanes Irma and Maria and $13.5 million of hurricane related net losses recognized by the Property and Casualty segment.  The consolidated loss ratio increased by 570 basis points to 87.4%.

See “Recent Developments – Property and Casualty – Hurricane Maria Unfavorable Reserve Development”.

Operating Expenses

Consolidated operating expenses increased by $21.8 million, or 18.3%, to $141.0 million.  The higher operating expenses are mostly the result of the reinstatement of the Health Insurance Providers Fee (HIP fee) of $13.1 million, higher professional services and personnel costs related to ongoing Managed Care initiatives, and Medicaid new model implementation expenses of $1.0 million.  For the three months ended September 30, 2018, the consolidated operating expense ratio increased 230 basis points to 18.9%.

Income Taxes

Consolidated income tax benefit for the three months ended September 30, 2018 was $3.4 million, compared to an expense of $11.8 million during the three months ended September 30, 2017. The year over year change in income taxes primarily reflects the loss before taxes in the Property and Casualty segment.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Revenues

Consolidated premiums earned, net increased by $96.8 million, or 4.5%, to $2,236.3 million, reflecting higher Medicaid and Medicare premiums within the Managed Care segment. Increase in Medicaid premiums mostly reflects the higher premiums rates that became effective July 1, 2017 as well as increase in membership.  In the Medicare business, premiums increased as the result of achieving a 4-star rating in our Medicare Advantage HMO contract that resulted in a 5% bonus applied to the benchmark used in premium calculation as well as an increase in the 2018 Medicare reimbursement rates.  These increases were partially offset by lower Commercial and Medicare membership.

Net unrealized investment losses on equity investments

The $11.3 million in consolidated net unrealized investment losses on equity investments is the impact of a new accounting guidance implemented effective January 1, 2018, which requires the change in unrealized gain (loss) of equity investments, previously recorded through comprehensive income, to be recorded through earnings.

Claims Incurred

Consolidated claims incurred increased by $143.9 million, or 7.9%, to $1,959.7 million mainly driven by a $128.7 million unfavorable prior period reserve development in the Property and Casualty segment related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017.  In addition, the 2017 period includes $32.9 million in the Managed Care segment due to a drop in utilization caused by Hurricanes Irma and Maria and $13.5 million of hurricane related net losses recognized by the Property and Casualty segment.  The consolidated loss ratio increased by 270 basis points to 87.6%.

See “Recent Developments – Property and Casualty – Hurricane Maria Unfavorable Reserve Development”.

Operating Expenses

Consolidated operating expenses increased by $60.0 million, or 17.2%, to $408.8 million.  The higher operating expenses are mostly the result of the reinstatement of the HIP fee of $37.0 million and higher professional services and personnel costs related to ongoing Managed Care initiatives. For the nine months ended September 30, 2018, the consolidated operating expense ratio increased 200 basis points to 18.2%.

Income Taxes

Consolidated income tax benefit for the nine months ended September 30, 2018 was $30.9 million, compared to an expense of $6.6 million during the nine months ended September 30, 2017.  The year over year change in income taxes primarily reflects the loss before taxes in the Property and Casualty segment.

Managed Care Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Operating revenues:
Medical premiums earned, net:
Commercial	$197.3	$198.9	$590.8	$607.4
Medicare	283.6	264.3	851.3	788.5
Medicaid	199.8	190.9	603.9	560.3
Medical premiums earned, net	680.7	654.1	2,046.0	1,956.2
Administrative service fees	4.9	4.8	14.3	16.3
Net investment income	6.8	4.1	17.5	12.1
Total operating revenues	692.4	663.0	2,077.8	1,984.6
Medical operating costs:
Medical claims incurred	566.1	539.2	1,733.6	1,705.7
Medical operating expenses	112.1	89.0	317.9	259.7
Total medical operating costs	678.2	628.2	2,051.5	1,965.4
Medical operating income	$14.2	$34.8	$26.3	$19.2
Additional data:
Member months enrollment:
Commercial:
Fully-insured	939,110	994,409	2,840,884	3,009,252
Self-funded	427,791	495,616	1,317,244	1,504,283
Total Commercial	1,366,901	1,490,025	4,158,128	4,513,535
Medicare	334,836	368,102	1,008,063	1,095,086
Medicaid	1,191,681	1,138,162	3,564,769	3,480,525
Total member months	2,893,418	2,996,289	8,730,960	9,089,146
Medical loss ratio	83.2%	82.4%	84.7%	87.2%
Operating expense ratio	16.4%	13.5%	15.4%	13.2%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Medical Operating Revenues

Medical premiums earned increased by $26.6 million, or 4.1%, to $680.7 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business amounted to $283.6 million, $19.3 million, or 7.3% higher than last year, primarily reflecting an increase in the Medicare reimbursement rates for the first time since 2012, the increase related to the 4-star rating achievement in our 2018 HMO product, and higher average membership risk score. These increases were offset partially by a decrease in enrollment of approximately 33,000 member months.

•
Medical premiums generated by the Medicaid business increased $8.9 million, or 4.7% to $199.8 million. Increase primarily reflects higher membership by approximately 54,000 member months, $8.7 million of premiums related to the achievement of the contract’s quality incentive metrics, and $3.6 million related to the reinstatement of the HIP fee pass-through in 2018. These increases were partially offset by the impact of the profit sharing accrual, which decreased 2018 premiums by approximately $5.6 million.

•
Medical premiums generated by the Commercial business decreased by $1.6 million, or 0.8%, to $197.3 million. This fluctuation primarily reflects lower fully-insured enrollment during the year by approximately 55,000 member months offset by $3.0 million related to the reinstatement of the HIP fee pass-through in 2018.

Medical Claims Incurred

Medical claims incurred increased by $27.0 million, or 5.0%, to $566.1 million when compared to the three months ended September 30, 2017.  The medical loss ratio (MLR) of the segment increased 80 basis points during the 2018 period, to 83.2%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business increased by $21.2 million, or 14.6%, during the 2018 period and its MLR, at 84.5 points higher than last year, primarily reflecting the decrease in utilization in the 2017 period caused by Hurricanes Irma and Maria and unfavorable prior period reserve development.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $16.6 million, or 830 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve development in 2018 and 2017 period as well as adjusting for the 2017 hurricane related impact in utilization, the Commercial MLR would have been approximately 83.3%, 410 basis points higher than last year, reflecting claim trends higher than premium trends.

•
Medical claims incurred of the Medicare business increased by $7.8 million, or 3.5%, during the 2018 period and its MLR decreased by 300 basis points, to 80.3%, primarily reflecting higher premium rates, the estimated impact in utilization in the 2017 period caused by Hurricanes Irma and Maria, and higher benefits on the 2018 products.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $15.3 million, or 580 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve development in the 2018 and 2017 periods, moving the risk score revenue to it corresponding period, as well as adjusting for the 2017 hurricane related impact in utilization, the Medicare MLR would have been approximately 82.7%, 510 basis points lower than last year, primarily reflecting the higher premium rates in the 2018 period.

•
The Medicaid claims incurred decreased by $2.0 million, or 1.2%, during the 2018 period and its MLR, at 85.9%, is 510 basis points lower than last year.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $1.0 million, or 50 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve developments, the increase in quality incentive premiums, and the 2018 profit sharing accrual, the Medicaid MLR would have been approximately 87.3%, 50 basis points lower than the adjusted MLR for last year.

Medical Operating Expenses

Medical operating expenses increased by $23.1 million, or 26.0%, to $112.1 million.  The operating expense ratio increased by 290 basis points to 16.4% in 2018.  The higher operating expenses and expense ratio are mostly driven by the reinstatement of the HIP fee in 2018 of $13.1 million, higher professional services and personnel costs related to ongoing operational and clinical initiatives, and the expenses related to the new Medicaid model implementation expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Medical Operating Revenues

Medical premiums earned increased by $89.8 million, or 4.6%, to $2,046.0 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased by $62.8 million, or 8.0%, to $851.3 million, primarily reflecting an increase in the Medicare reimbursement rates for the first time since 2012, the increase related to the 4-star rating achievement in our 2018 HMO product, increase in the risk score adjustment, as well as to a higher average membership risk score.

•
Medical premiums generated by the Medicaid business amounted to $603.9 million, $43.6 million, or 7.8% higher when compared to the prior period.  Increase primarily reflects higher premiums rates effective July 1, 2017, $10.9 million related to the reinstatement of the HIP fee pass-through in 2018, an $8.7 million increase in premiums related to the achievement of the contract’s quality incentive metrics, and an increase in member months enrollment of approximately 84,000.  These increases were partially offset by impact of the profit sharing accrual, which decreased 2018 premiums by approximately $5.6 million.

•
Medical premiums generated by the Commercial business decreased by $16.6 million, or 2.7%, to $590.8 million. This fluctuation primarily reflects lower fully-insured enrollment during the year by approximately 168,000 member months and $9.0 million related to the reinstatement of the HIP fee pass-through in 2018.

Medical Claims Incurred

Medical claims incurred increased by $27.8 million, or 1.6%, to $1,733.6 million and the MLR of the segment decreased 250 basis points during the 2018 period, to 84.7%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Medicare business increased by $14.0 million, or 2.0%, during the 2018 period and its MLR decreased by 490 basis points, to 84.4%, primarily reflecting higher premium rates, the decrease in utilization in the 2017 period caused by Hurricanes Irma and Maria and higher benefits on 2018 products.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $15.3 million, or 200 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve development in 2018 and 2017 period, moving the risk score revenue to it corresponding period, as well as adjusting for the  2017 hurricane related impact in utilization, the Medicare MLR would have been approximately 85.1%, about 590 basis points lower than last year, primarily reflecting the higher premium rates in the 2018 period offset in part by the increased utilization of services as the result of the waiver of pre-authorization requirements mandated by CMS following the impact of the hurricanes in 2017 and changes in benefits.  The waiver was in place until June 15, 2018.

•
Medicaid medical claims incurred increased by $10.1 million, or 1.9%, in the 2018 period and its MLR decreased by 500 basis points, to 87.9%.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $1.0 million, or 10 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve developments, the increase in quality incentive premiums, and the 2018 profit sharing accrual, the Medicaid MLR would have been approximately 87.8%, 380 basis points lower than the adjusted MLR for last year mostly reflecting the impact of higher premium rates in 2018 and the impact of cost containment initiatives.

•
The Commercial medical claims incurred increased by $3.7 million, or 0.8%, during the 2018 period and its MLR, at 82.0%, was 290 basis points higher year over year, primarily reflecting the decrease in utilization in the 2017 period caused by Hurricanes Irma and Maria offset in part by favorable prior period reserve development.   The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $16.6 million, or 280 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve development in 2018 and 2017 period as well as adjusting for the 2017 hurricane related impact in utilization, the Commercial MLR would have been approximately 83.5%, 250 basis points higher than last year, reflecting claim trends higher than premium trends.

Medical Operating Expenses

Medical operating expenses increased by $58.2 million, or 22.4%, to $317.9 million.  The operating expense ratio increased by 220 basis points to 15.4% in 2018.  The higher operating expenses and expense ratio are mostly driven by the reinstatement of the HIP fee in 2018, resulting in an increase of $37.0 million, higher professional services and personnel costs related to ongoing operational and clinical initiatives.

Life Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Operating revenues:
Premiums earned, net:
Premiums earned	$43.7	$41.0	$129.7	$124.6
Assumed earned premiums	0.7	2.0	2.0	3.4
Ceded premiums earned	(2.1)	(2.1)	(6.6)	(6.6)
Premiums earned, net	42.3	40.9	125.1	121.4
Net investment income	6.4	6.1	19.1	18.5
Total operating revenues	48.7	47.0	144.2	139.9
Operating costs:
Policy benefits and claims incurred	25.3	23.1	73.8	68.7
Underwriting and other expenses	17.7	19.4	55.8	57.8
Total operating costs	43.0	42.5	129.6	126.5
Operating income	$5.7	$4.5	$14.6	$13.4
Additional data:
Loss ratio	59.8%	56.5%	59.0%	56.6%
Operating expense ratio	41.8%	47.4%	44.6%	47.6%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Operating Revenues

Premiums earned, net increased by $1.4 million, or 3.4% to $42.3 million mainly as the result of higher sales in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.2 million, or 9.5%, to $25.3 million, mostly reflecting a higher volume of claims as well as an increase in the average cost per claim in the Cancer line of business. As a result, the segment’s loss ratio increased 330 basis point to 59.8%.

Underwriting and Other Expenses

Underwriting and other expenses decreased $1.7 million, or 8.8%, to $17.7 million.  The segment’s operating expense ratio improved 560 basis points to 41.8%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Revenues

Premiums earned, net increased by $3.7 million, or 3.0% to $125.1 million mainly as the result of higher sales and improved policy retention in the segment’s Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $5.1 million, or 7.4%, to $73.8 million, mostly as the result of higher number of death benefits paid in the Individual Life line of business as well as increased average cost of claims in the Cancer line of business.  As a result, the segment’s loss ratio increased 240 basis point to 59.0%.

Underwriting and Other Expenses

Underwriting and other expenses decreased $2.0 million, or 3.5%, to $55.8 million.  The segment’s operating expense ratio improved 300 basis points to 44.6%.

Property and Casualty Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Operating revenues:
Premiums earned, net:
Premiums written	$33.3	$31.0	$99.7	$104.8
Premiums ceded	(12.6)	(13.4)	(40.1)	(40.1)
Change in unearned premiums	(0.5)	2.3	7.5	(1.3)
Premiums earned, net	20.2	19.9	67.1	63.4
Net investment income	2.5	2.1	7.7	6.2
Total operating revenues	22.7	22.0	74.8	69.6
Operating costs:
Claims incurred	58.2	22.0	155.1	43.5
Underwriting and other expenses	11.4	11.1	34.5	31.3
Total operating costs	69.6	33.1	189.6	74.8
Operating loss	$(46.9)	$(11.1)	$(114.8)	$(5.2)
Additional data:
Loss ratio	288.1%	110.6%	231.1%	68.6%
Operating expense ratio	56.4%	55.8%	51.4%	49.4%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Operating Revenues

Total premiums written increased by $2.3 million, or 7.4%, to $33.3 million, driven by higher sales and premium rates of Commercial Auto and Commercial Package products.

The premiums ceded to reinsurers decreased by $0.8 million, or 6.0%, mostly reflecting lower premiums written in Commercial insurance products during 2018 and lower facultative cessions.  These decreases were offset in part by an increase in cessions in the Commercial quota share agreement from 30% in 2017 to 35% 2018.

The $2.8 decrease million in the change in unearned premiums reflects the increase in premiums written experienced in the 2018 quarter.

Claims Incurred

Claims incurred increased by $36.2 million, or 164.5%, to $58.2 million driven by a $52.3 million unfavorable prior period reserve development in claims related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017.  The increase was offset in part by the $13.5 million of net losses related to Hurricanes Irma and Maria recognized in the 2017 quarter. See “Recent Developments – Property and Casualty – Hurricane Maria Unfavorable Reserve Development”.

Underwriting and Other Expenses

Underwriting and other operating expenses were in line with previous year, increasing $0.3 million, or 2.7%, to $11.4 million.  The operating expense ratio was 56.7%, 90 basis points higher than prior year.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Revenues

Total premiums written decreased by $5.1 million, or 4.9%, to $99.7 million, driven by lower volume of Commercial Property, Commercial Package, and Commercial Liability products, mostly resulting from the selective and disciplined underwriting of Commercial risks.

The premiums ceded to reinsurers remained at $40.1 million, including an increase in cessions in the Commercial quota share agreement from 30% in 2017 to 35% 2018.

The $8.8 million increase in the change in unearned premiums reflects the lower premiums written in the 2018 period.

Claims Incurred

Claims incurred increased by $111.6 million, or 256.6%, to $155.1 million driven by a $128.7 million unfavorable prior period reserve development in claims related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017. The increase was offset in part by the $13.5 million of net losses related to Hurricanes Irma and Maria recognized in the 2017 period. See “Recent Developments – Property and Casualty – Hurricane Maria Unfavorable Reserve Development”.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $3.2 million, or 10.2%, to $34.5 million mostly due to higher amortization of deferred acquisition costs and personnel costs, offset by lower commissions expense.  The operating expense ratio was 51.4%, 200 basis points higher than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended September 30,
(dollar amounts in millions)	2018	2017
Sources (uses) of cash:
Cash (used in) provided by operating activities	$(3.9)	$191.8
Net (purchases) sales of investment securities	(52.5)	2.8
Net capital expenditures	(12.3)	(15.9)
Proceeds from long-term borrowings	-	24.3
Payments of long-term borrowings	(2.4)	(26.3)
Proceeds from policyholder deposits	14.7	12.1
Surrenders of policyholder deposits	(21.4)	(17.4)
Repurchase and retirement of common stock	(22.4)	(12.6)
Other	8.3	7.7
Net (decrease) increase in cash and cash equivalents	$(91.9)	$166.5

Decrease in net cash provided by operating expenses by approximately $195.7 million mostly reflects Property and Casualty hurricane related claim payments and the collection in advance of October CMS premiums in the 2017 period; offset in part by collections of the higher 2018 Medicare premiums primarily due to the increase in reimbursement rates and the increase related to the 4-star rating achievement in our 2018 HMO product.

During the nine months ended September 30, 2017, we received $24.3 million from a loan with a commercial bank related with a credit agreement entered into in December 2016.  These proceeds were used during the 2017 period to prepay the outstanding principal amount of $24.0 million of the 6.6% senior unsecured notes.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2018, the Company repurchased and retired under this program 903,888 of our Class B Common Stock shares at an average per share price of $24.23, for an aggregate cost of $22.4 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of September 30, 2018, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of September 30, 2018.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024. Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C. The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of September 30, 2018, we are in compliance with these covenants.

On April 18, 2017, TSA entered into a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit had an original maturity date of April 17, 2018 and was renewed for an additional year, maturing on April 30, 2019.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see Note 14 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1, 2018 to July 31, 2018	-	$-	-	$18.5
August 1, 2018 to August 31, 2018	115,626	25.93	115,626	15.5
September 1, 2018 to September 30, 2018	144,299	20.77	144,299	12.5

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

10.1*
Contract between the Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc. for the provision of physical & behavioral health services under the Government Health Plan Program (File No. 001-33865).

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and nine months ended September 30, 2018 and 2017 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	November 8, 2018	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	November 8, 2018	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer