Form 10-K
period 2018-12-31
TRIPLE-S MANAGEMENT CORP
filed 2019-03-01
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $868,796,776 for the Class B common stock (the only stock of the registrant that trades in a public market) and $950,968 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

As of February 22, 2019, the registrant had 950,968 of its Class A common stock outstanding and 22,358,325 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 26, 2018 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2018

Part I

Item 1.	Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 876,000 members, with a 27% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2018.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla and 60 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicare, and the Government of Puerto Rico health insurance plan (similar to Medicaid) (“Medicaid” or “the Government health plan”) markets. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico, as well as an internal salaried sales force.  Medicaid is funded by the Government of Puerto Rico and the U.S. Government.

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

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in Note 27, Segment Information, of the audited consolidated financial statements included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

In October 2018, the Centers for Medicare & Medicaid Services (“CMS”) published the STAR Ratings for payment year 2020.  Our Health Maintenance Organization (“HMO”) contract, scored 4.5 overall on a 5.0 STAR rating system, and achieved 4.5 STARS in Part D. Our Preferred Provider Organization (“PPO”) contract, saw its rating increased to 4.0 overall.  STAR ratings are calculated annually and are subject to change each year.

In 2018, our subsidiary Triple-S Propiedad (“TSP”) experienced a reinsurance spillover for the first time since its incorporation 30 years ago.  This spillover was related to the losses caused by Hurricane Maria, a strong Category 4 hurricane that impacted Puerto Rico in September 2017.  Following the impact of Hurricane Maria, TSP increased its catastrophe protection to maximum losses per event by $200 million, from $715 million in 2017 to $915 million in 2018.  In addition, after Hurricane Maria TSP’s gross insured values have decreased by approximately 35% which, combined with the increase in catastrophe reinsurance coverage, has strengthened its reinsurance program.  See Note 14, Reinsurance Activity, of the notes to the audited consolidated financial statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. Please refer also to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – III. Results of Operations – Property and Casualty Segment Operating Results”.

Our subsidiary Triple-S Salud, Inc. (“TSS”) was granted Utilization Review Accreditation Commission (“URAC”) effective March 1, 2017.  Reaccreditation is scheduled for 2020.  This is a requirement for the Federal Employees Program representing over $175.0 million in premiums. The accreditation is extensive to the whole Commercial and Medicaid lines of business since they are managed in the same operational platforms as the Federal Employees Program.  Our STAR rating and URAC accreditation evidence the commitment to quality in health services for our members and affiliates.

In August 2017, we announced the immediate commencement of a Class B $30.0 million share repurchase program, as authorized by our Board of Directors.  In February 2018 the Board of Directors authorized a $25.0 expansion to the existing $30.0 million Class B repurchase program. This program is conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

On August 29, 2017, TSS and OptumInsight, Inc. (“Optum”) entered into a Master Services Agreement (the “Agreement”). Pursuant to the terms of the Agreement, Optum will provide healthcare technology and operations services, including information technology, claims processing and application development, to TSS and its affiliates.  The Agreement was effective August 31, 2017 (the “Effective Date”) and is expected to create further operating efficiencies, mostly in the Managed Care operations.  The Agreement has an initial term of ten (10) years but TSS has the right to extend the term of the Agreement for two (2) additional one (1) year terms.  Under the terms of the Agreement, Optum will: (i) continue providing services already provided to TSS and its affiliates, (ii) provide new services requested by TSS and (iii) provide services in support of any third party administrator arrangements entered into by TSS or its affiliates, in accordance with the terms of separate statements of work to be entered into by the parties.  The different services being offered by Optum were implemented in phases beginning in 2018.  On December 29, 2017, the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym) reviewed the Agreement with Optum and deemed it compliant with the terms of the Government Health Plan Contract executed between ASES and TSS.

In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise.

Industry Overview

Managed Care

In response to an increasing focus on health care costs by employers, the government and consumers, there has been an increase in alternatives to traditional indemnity health insurance, such as HMOs and PPOs.  Through the introduction of these alternatives, the managed care industry has attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care services to plan members at favorable rates.  These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system.  In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk.  Members generally pay co-payments, coinsurance and deductibles when they receive services.  While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization.  An HMO plan may also require members to select one of the network primary care physicians (“PCPs”) to coordinate their care and approve certain specialist or other services.

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

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2018 for the life insurance market approximated $1.5 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents and an internal salaried sales force.  Banks have established general agencies to cross sell life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written for the nine months ended September 30, 2018 was approximately $1.6 billion.  Property and casualty insurance companies compete for the same accounts through pricing, more favorable policy terms, and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 66% of the market is written by the top six insurance groups or companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.  In September 2017 Puerto Rico was hit by two hurricanes causing severe damages and losses to the insurance market. Moreover, the reinsurance market was impacted even more by other natural catastrophes in the second semester of 2017 as well as in 2018.  As a result, premium rates and reinsurance costs increased significantly in 2018 and additional increases are expected in subsequent periods; which will also have an effect in the insurance market in Puerto Rico.

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

The economy of Puerto Rico is affected by external factors determined by the U.S. economy and the policies and results of the U.S. government.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and revenues derived from tourism coming from the U.S.  Historically, the economy of Puerto Rico has followed the economic trends of the U.S. economy.  However, for the past decade economic growth in Puerto Rico has not been consistent with the performance of the U.S. economy.  The Government of Puerto Rico has faced a number of fiscal challenges, which eventually resulted in it defaulting and having to restructure the majority of debt.

On June 30, 2016, the President of the United States signed the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”), which granted the Government of Puerto Rico and its instrumentalities, access to an orderly mechanism to restructure their debts in exchange for significant federal oversight over the Government of Puerto Rico’s finances. In general, PROMESA seeks to provide Puerto Rico with fiscal and economic discipline through the creation of an oversight board (“Oversight Board”) and two alternative methods to adjust unsustainable debt.  The Oversight Board also has the authority to review the fiscal impact of contracts and regulations, as well as prevent the enforcement of laws that are inconsistent with the Government of Puerto Rico’s Fiscal Plan (“Fiscal Plan”).

In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders.  On February 15, 2019, the First Circuit of the U.S. Court of Appeals (the “First Circuit”) declared such appointments unconstitutional upon concluding that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate.  The First Circuit’s decision provides that its mandate will not issue for 90 days, so as to allow the President and the U.S. Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause.  The First Circuit did not eliminate otherwise valid actions taken to date by the Oversight Board and provided that the current Oversight Board may continue to operate until the expiration of the 90-day period.

In the most recent Fiscal Plan certified by the Oversight Board, dated October 23, 2018, the Government estimates a 16.1% contraction in real gross national product (“GNP”) in fiscal year 2018 (July 1, 2017–June 30, 2018), without considering the impact of disaster relief funding related to Hurricanes Irma and Maria or the measures and structural reforms proposed by the plan. Taking into account such factors, the Fiscal Plan estimates an 8.0% contraction in real GNP in fiscal year 2018.  It also projects that disaster relief funding will have a short-term stimulative effect on Puerto Rico’s economy, which, combined with the estimated effects of the proposed measures and reforms, the Fiscal Plan estimates should result in variable GNP growth from fiscal years 2019 through 2022, followed by GNP contraction in fiscal year 2023 as disaster relief funding decreases.

The Fiscal Plan outlines a number of structural reforms and fiscal measures that the Oversight Board deems necessary to improve the Puerto Rico’s fiscal balance and economic condition.  Such measures include structural reforms, such as labor, ease of doing business, energy sector, and infrastructure reforms, as well as fiscal measures, such as agency consolidations, reductions in budgetary appropriations, and pension reform. The Fiscal Plan and the fiscal plans certified by the Oversight Board for the Government’s instrumentalities conclude that they will not be able to meet all of their contractual obligations, even after implementing the measures and reforms contemplated therein.

The Governor and other government officers have publicly expressed their disagreement with several of the measures included in the Fiscal Plan, particularly the pension reform, which contemplates average pension benefit reductions of approximately 10%, and the labor reform, which contemplates the elimination of certain mandatory benefits to public and private employees. The Governor had also previously challenged the Oversight Board’s authority with respect to certain matters related to Puerto Rico’s budget and a previous version of the fiscal plan before the U.S. District Court for the District of Puerto Rico (the “District Court”) in Hon. Ricardo Roselló Nevares v. The Financial Oversight and Management Board for Puerto Rico, Case No. 17-3283 (the “Adversary Proceeding”).  The District Court issued an order on August 27, 2018 partially dismissing certain portions of the Adversary Proceeding and, on October 9, 2018, the District Court certified certain aspects such order for interlocutory appeal.

See “Item 1A.  Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us”.

Products and Services

Managed Care

Through our subsidiaries TSS and Triple-S Advantage, Inc. (“TSA”), we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, and Medicaid plans.  Managed care products represented approximately 92% of our consolidated premiums earned before elimination, net for each of the years ended December 31, 2018, 2017 and 2016.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

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

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Our predominant insurance products are commercial multi-peril package, personal package, commercial auto, hospital malpractice, commercial liability, and commercial property.  This segment’s commercial products mainly target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Also, there is reinsurance to protect us from the impact of large unforeseen losses and prevent sudden and unpredictable changes in results of operations and equity.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2018, 43.2% of the premiums written in the Property and Casualty segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

Marketing and Distribution

Our marketing activities are focused on promoting our strong brands, quality care, customer service efforts, size and quality of provider networks, flexibility of plan designs, financial strength and breadth of product offerings.  We distribute and market our products through several channels, including our salaried and commission-based internal sales force, direct mail, independent brokers and agents, telemarketing staff, traditional media (including local and cable TV, national and regional press, billboards, radio and cinema) and digital media (that range from social, search engine optimization, and search engine marketing).  We continue to expand our distribution channels and have relaunched our e-commerce channel for our Individual plan purchases where consumers can evaluate and purchase a health plan completely online, being the first plan in the Island to offer this capability.

Branding and Marketing

Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the BCBS brand for our managed care products and services, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising” which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the Triple-S name.  We seek to leverage what we believe to be the strong name recognition and comfort level that many existing and potential customers associate with this brand.  Another aspect of our marketing initiatives revolves around our recently awarded 4.5 star rating out of a 5-star rating from CMS in our HMO Contract. This new rating should put our Medicare Advantage business in a level playing field with our competitors and allow us to continue to innovate and improve the products we offer our members.

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

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by CMS and the Office of Personnel Management (“OPM”), the U.S. Department of Health and Human Services (“HHS”), Puerto Rico Office of the Insurance Commissioner (“Commissioner of Insurance”), Superintendencia General de Seguros de Costa Rica (“Costa Rica Insurance Superintendence”) and other government of Puerto Rico agencies.  For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 450-person internal sales force (promoters and sales representatives), as well through over 200 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

Strong competition exists among managed care companies for brokers and agents with proven ability to secure new business and maintain existing accounts.  The basis of competition for the services of such brokers and agents are commission structure, support services, reputation and prior relationships, the ability to retain clients and the quality of products.  We pay commissions on a monthly basis based on premiums collections.  We believe that we have good relationships with our brokers and agents, and that our products, support services and commission structure are highly competitive in the marketplace.

Life Segment    In our Life segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (63% in 2018 and 61.5% in 2017) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 700 full-time active agents and managers and utilizes approximately 300 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Segment.   In our Property and Casualty segment, business is primarily subscribed through approximately 15 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2018, 2017, and 2016 TSIA placed approximately 76%, 69%, and 73% of TSP’s total premium volume, respectively. General agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the Managed Care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector:

Market Sector	Enrollment at December 31, 2018	Percentage of Total Enrollment
Commercial	449,047	51.2%
Medicare	108,605	12.4%
Medicaid	318,616	36.4%
Total	876,268	100.0%

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

Federal Government Employees.    For over 50 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico.  We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with OPM and through the Federal Employee Program of the BCBSA.  We are one of two companies in Puerto Rico that has such a contract with OPM.  Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers.  This contract is subject to termination in the event of a non-compliance that is not corrected to the satisfaction of OPM.

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

Medicaid

The government of Puerto Rico has privatized the delivery of services to the Medicaid and Child Health Insurance subscribers in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  This program is based on the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.  As of December 31, 2018, this program provided healthcare coverage to over 1.6 million people.

Under the current agreement with ASES, TSS is one of five MCOs that offer medical, mental, pharmacy, and dental health care services on an at-risk basis to the subscribers of the Government of Puerto Rico’s health insurance program.  With this agreement TSS is now able to serve subscribers who enroll in our plan on an island-wide basis, rather than participating in the specific service regions assigned by ASES.  ASES pays TSS a per member per month rate that varies depending on the clinical condition or category of each subscriber.  This current agreement was effective November 1, 2018 at which time TSS was assigned by ASES approximately 280,000 subscribers.  After this date, subscribers had approximately three months to select their insurance carrier, during which time TSS was able to compete for membership across Puerto Rico.  As of December 31, 2018, our Medicaid membership was approximately 319,000 members.

In previous contracts, the government divided Puerto Rico into eight geographical areas.  Each of these geographical areas was awarded through a competitive bid process, to a managed care company doing business in Puerto Rico.  Up to October 31, 2018, we provided healthcare services in the Metro-North and West regions to approximately 384,000 members.

Our agreement with the government of Puerto Rico is subject to termination in the event of a non-compliance event that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.  See “Item 1A – Risks Factors – Risks Related to our Business – We are dependent on a small number of government contracts to generate a significant amount of the revenues of our Managed Care segment”.

Life Insurance

Our Life segment mainly targets individual life and cancer and other dreaded diseases insurance. Our customers consist primarily of individuals, who hold approximately 614,500 policies.  We also insure approximately 1,500 groups.

Property and Casualty Insurance

Our Property and Casualty segment mainly targets small to medium size accounts with low to average exposures to catastrophic losses.  The auto physical damage and auto liability customer bases are primarily of commercial accounts.  Personal business are primarily generated with sales of our personal package product, ProPack, that includes coverage for residences, personal property, and automobile.  Also, professional liability coverage is offered with hospital and medical malpractice products.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing clients retained in the renewal process, in the corporate accounts sector of our Managed Care segment.  For 2018 and 2017 our corporate accounts retention factor was 96% and 92%, respectively.

Our managed care rates are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal.  We renegotiate the premiums of different groups in the corporate accounts as their existing annual contracts become due.  We set rates for individual contracts based on the most recent semi-annual claims data.  We consider the actual claims trend of each group when determining the premium rates for the following contract year.  Rates in the Medicare and Medicaid sectors and for federal and local government employees are generally set on an annual basis through negotiations with the U.S. Federal and Puerto Rico Governments, as applicable.

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

Property and Casualty Insurance

The property and casualty insurance sector has experienced a soft market in Puerto Rico, principally as a result of economic conditions and reinsurance capacity, which changed to a hard market after the losses generated by the hurricanes in 2017.  Our Property and Casualty segment has maintained its leadership position in the property insurance sector by following prudent underwriting and pricing practices.

Our core business is mainly comprised of small and medium-sized accounts.  The volume of business is subject to attentive risk assessment and strict adherence to underwriting guidelines, combined with maintenance of competitive rates on above-par risks designed to maintain a relatively high retention ratio.  Underwriting strategies and practices are closely monitored by senior management and constantly updated based on market trends, risk assessment results and loss experience.  Commercial risks in particular are fully reviewed by our underwriters.

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

We promote the use of electronic claims billing by our providers.  Approximately 92% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 91% in 2018.

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

On August 29, 2017, we entered into a Master Services Agreement in which OptumInsight, Inc. provides healthcare technology and operations services, including information technology, claims processing and application development, to TSS and its affiliates.

Competition

The insurance industry in Puerto Rico is highly competitive and is comprised of both local and national entities.  The approval of the Gramm-Leach-Bliley Act of 1999 has opened the insurance market to new competition by allowing financial institutions such as banks to enter into the insurance business.  Several banks in Puerto Rico have established subsidiaries that operate as insurance agencies, brokers and reinsurers.

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

Competitors in the managed care industry include national and local managed care plans.  At December 31, 2018, we had approximately 876,000 members enrolled in our Managed Care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 27% for the nine-month period ended September 30, 2018.

We believe that our competitive strengths, including our leading presence in Puerto Rico, our BCBS license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses and our experienced management team, position us well to satisfy these competitive requirements.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2017, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 12.2%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  Excluding annuities, we are the largest company in the life insurance and cancer lines of business, with market shares of approximately 24.9% and 25.2% respectively.

Property & Casualty Insurance

The property and casualty insurance market in Puerto Rico is extremely competitive.  In addition, soft market conditions prevailed in Puerto Rico for a long period of time, mostly affecting local commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business.  After the hurricanes causing losses in Puerto Rico during 2017, the commercial markets experienced increases in pricing and modifications on policy conditions, which is the typical reaction in the period following a natural catastrophic event.  Property and casualty insurance companies tend to compete for the same accounts through price, policy terms and quality of services.  We compete by reasonably pricing our products and providing efficient services to producers, agents and clients.

In the nine-month period ended September 30, 2018, we were the fourth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share approximating 6.1%.

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

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2019 is $1,367,352.  During the years ended December 31, 2018 and 2017, we paid fees to the BCBSA in the amount of $1,409,481 and $1,444,069, respectively.  The BCBSA is a national trade association of 36 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain centralized services to entities licensed by the BCBSA (the “Member Plans”).  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

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

Trademarks

We consider our trademarks Triple-S and SSS to be very important and material to all segments in which we are engaged.  All our trademarks, which we consider important, have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office.  It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws.  In addition, we have the exclusive right to use the BCBS name and marks in Puerto Rico, Costa Rica, U.S. Virgin Islands, British Virgin Islands, and Anguilla.  See ‘‘—Blue Cross and Blue Shield License’’.

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

•     business continuity plans;

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

Puerto Rico Insurance Laws

Our insurance subsidiaries are subject to the regulations and supervision of the Commissioner of Insurance.  The regulations and supervision of the Commissioner of Insurance consist primarily in the approval of certain policy forms, solvency standards, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of the financial reports, among others.  In general, such regulations are for the protection of policyholders rather than shareholders.

Puerto Rico insurance laws prohibit any person from offering to purchase or sell voting stock of an insurance company that constitutes 10% or more of the total issued and outstanding stock of such company or of the total issued and outstanding stock of a company that controls an insurance company, without the prior approval of the Commissioner of Insurance.

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

Privacy of Financial and Health Information

Puerto Rico law requires that companies which manage individual financial, insurance and health information maintain the confidentiality of such information. The Commissioner of Insurance has promulgated regulations relating to the privacy of such information. As a result, our Managed Care subsidiaries must periodically inform our clients of our privacy policies, and in the case of our Life and Property and Casualty subsidiaries, allow our clients to opt-out if they do not want their financial information to be shared.  Also, Puerto Rico law requires that managed care providers provide patients with access to their health information within a specified time and that they not charge more than a predetermined amount for such access.  The law imposes various sanctions on managed care providers that fail to comply with these provisions.

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

Capital and Reserve Requirements

Local insurers and health maintenance organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance Risk Based Capital (“RBC”) reports following the NAIC RBC Model Act, and accordingly are subject to certain regulatory actions if their capital levels do not meet minimum requirements.  Our minimum RBC requirement is currently 200%, subject to the compliance with certain regulatory ratios.  Non-compliance with required regulatory ratios would subject TSS, TSV, TSB and TSP to a minimum RBC requirement of 300%.  As a health maintenance organization TSA is not subject to compliance with regulatory ratios and is therefore always required to maintain a minimum RBC of 200%.

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

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, assets valuation reserve and dividend liability) to its risk-based capital.  At the “company action level”, occurring when a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 150%, a “company action level” is triggered only if the Puerto Rico Commissioner of Insurance has implemented the health trend test.  As of December 31, 2018, the Commissioner of Insurance has not enacted the health trend test in its regulations.  The ‘‘regulatory action level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The ‘‘authorized control level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.

As of December 31, 2018, our insurance subsidiaries, except for TSP, met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable.

As of December 31, 2018, TSP’s RBC score was lower than the 200% minimum requirement.  As the result of the unfavorable development experienced in the reserves related to Hurricane Maria during 2018, TSP is currently under a plan to increase its statutory surplus and risk-based capital scores (“RBC plan”).  This RBC plan includes, among other measures, a $10 million capital infusion from TSM made in November 2018 and the execution of a multi-year high excess cover reinsurance agreement, including both retroactive and prospective coverage, which was signed by TSP on November 2, 2018.  The retroactive portion is an adverse development reinsurance providing for a coverage of $50 million in excess of $76.5 million of net losses, representing the adverse development related to Hurricane Maria experienced as of June 30, 2018.  The prospective portion of the agreement provides catastrophe umbrella coverage for a five-year period ending March 31, 2023.  This reinsurance agreement increased TSP’s statutory surplus and provides catastrophe protection for five years for a portion of our reinsurance program.  TSP presented this plan to the Insurance Commissioner and expects to achieve a 200% RBC in the second quarter of 2019.  Should TSP not be able to increase its RBC score on a timely basis it could require additional capital infusions and/or the issuance of surplus notes.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As a result of the hurricanes affecting Puerto Rico in September 2017, TSP withdrew $10.0 million from the Trust in 2018.

At December 31, 2018 and 2017, the reserve for catastrophes is $37.7 million and $46.6 million, respectively.  The supporting trust fund has assets of $40.0 million and $48.4 million as of December 31, 2018 and 2017, respectively.  Assets consist primarily of investment in securities available for sale, securities held for maturity, accrued investment income, cash and cash equivalents.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see Note 17, Catastrophe Loss Reserve and Trust Fund, of the notes to consolidated financial statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

STARS Ratings for plans are calculated based on the results achieved by the plan on a contract in terms of measures (48 in the 2019 draft call letter) spanning four categories: Healthcare Effectiveness Data and Information Set (HEDIS) measures, Consumer Assessment of Healthcare Providers and Systems (CAHPS) and Health Outcomes Survey (HOS) measures, Administrative measures and Part D measures.  CMS assigns from one to five stars for each numeric measure score by applying one of two methods: relative distribution with significance testing (CAHPS) or clustering (all other measures).  Case-mix adjustments are applied to the survey results as part of the scoring.  CMS has recognized that socio-economic factors create significant variations in results for some metrics.  CMS’ interim response to address the within-contract disparity in performance associated with a contract’s percentages of beneficiaries with low income subsidy and dual eligible (LIS/DE) and disability status revealed in our comprehensive research conducted over multiple years culminated in the creation of the Categorical Adjustment Index (CAI).  Each measure is also assigned a relative weight used in the calculation of the Part C, Part D and overall STAR Rating.  CMS has also adopted policies to consider the impact of extreme natural disasters in the results, recognizing that the aftermath can present unanticipated barriers to achieving solid results.

Medicaid Generally

Medicaid is a public insurance program intended for low-income individuals and families.  Medicaid, as of November 2018, provides coverage to over 73 million Americans, including children, pregnant women, and individuals with disabilities. To participate in Medicaid, states must cover certain groups but have the flexibility to cover other population groups.  States may apply to CMS for waivers to provide coverage to populations beyond what is normally covered under the program.  States are able to establish eligibility criteria within federal minimum standards. States are allowed to set Medicaid provider payment rates, and may reimburse providers through fee-for-service or managed care.  They also have the flexibility to determine the type, amount, duration, and scope of services of their respective Medicaid programs, so long as within federal guidelines, although states are required to cover certain mandatory benefits.  In Puerto Rico, the Medicaid program is administered locally by ASES.

Medicaid is jointly funded by the federal government and state governments.  States receive a percentage of their Medicaid program expenditures from the federal government, through a formula known as the Federal Medical Assistance Percentage (“FMAP”). The FMAP varies by state based on factors such as per capita income.  The FMAP for Puerto Rico is 55%. FMAPs are adjusted based on a 3-year cycle.

The ACA expanded Medicaid to an eligibility floor of 138% of the federal poverty level (“FPL”) beginning in 2014.  A 2012 U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state.  Puerto Rico and the other U.S. territories were not included in the Medicaid expansion, instead Congress approved one billion in federal funding for Puerto Rico and the other U.S. territories to establish local affordable insurance exchanges or expand their Medicaid programs, at their option.  Puerto Rico elected to use the approximately $925 million made available by Congress for expanding its Medicaid program.   The Consolidated Appropriations Act of 2017 (P.L. 115-31) provided Puerto Rico with an additional $295.9 million.  In February 2018, as part of the emergency supplemental legislation passed by Congress, Puerto Rico’s Medicaid spending cliff was addressed until at least September 2019, following the approval of $4.8 billion in Medicaid funding.  This action will bring temporary financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards will further promote stability and predictability.

Dual-Eligible Beneficiaries

A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status.  Dual-eligibles are a high cost population that account for a disproportionate share of government health care expenditures.  In 2016, there were approximately 11.7 million dual-eligibles, receiving both Medicare and Medicaid benefits nationwide. Given the disproportionately high cost of treating dual-eligibles, there has been a spate of initiatives designed to address the issue.  The government of Puerto Rico established a model that wraps-around benefits included in Medicaid that were not included in original Medicare benefits.  Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino.  Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico.  In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits.  By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members.  The MMA established subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.  Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program.  Companies offering Medicare Part D stand-alone prescription drug plans with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.

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

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $21,916 per claim.  The ACA codified the federal government’s prior position that claims presented in relationships that violate the federal Anti-Kickback Statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the False Claims Act and to share in the settlement or judgment that may result from the lawsuit.  Financial recoveries from civil health care matters brought under the False Claims Act are significant.

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

HHS has released rules mandating the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules mandating the use of standardized code sets and unique identifiers for employers and providers.  Our Managed Care subsidiaries believe that they are in material compliance with these requirements. In addition, the federal government required healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions by converting from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code by October 1, 2015.  Our conversion from the ICD-9 code set to the ICD-10 code set, which required a substantial investment, was successfully completed.

The Gramm-Leach-Bliley Act applies to financial institutions in the United States, including those domiciled in Puerto Rico, such as TSV and TSP.  The Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures.  The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which has led to new competitors in the insurance and health benefits fields in Puerto Rico.

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

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall-Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect our subsidiaries.    Among other things, the Dodd-Frank Act creates a Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury with powers that include information-gathering and subpoena authority.  Pursuant to the Dodd-Frank Act, the FIO issues annual reports on the insurance industry.  Although the FIO’s authority does not extend to health insurance, it extends to other parts of the business, primarily life and property and casualty insurance.  The FIO, however, does not have supervisory or regulatory authority over the insurance business.

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

Legislative and Regulatory Initiatives

Puerto Rico Initiatives

On July 23, 2017, the government of Puerto Rico enacted Act 47-2017 (“Act 47”), which, among other things, imposes restrictions on utilization review (“UR”) processes related to hospitalizations and the ability of MCOs to conduct internal review processes at any level of appeal.  Act 47 also creates a statutory cause of action against MCOs for intervening with the “diagnostic and medical treatment of a patient” making them jointly and severally liable in those cases in which the patient suffers damages as a direct or indirect result of such intervention.

After its enactment, the Oversight Board established by PROMESA, notified the Governor that the Compliance Certification issued by the Government regarding Act 47 failed to provide the required formal estimate of the law’s fiscal impact. Moreover, the Oversight Board noted that its preliminary analysis leads it to conclude that Act 47 is significantly inconsistent with the government’s Fiscal Plan. As a result, the Oversight Board requested that the Government provide a formal estimate of the impact of the law’s implementation on public health care expenditure once the applicable regulation is approved.  On February 2, 2019, the Oversight Board notified the Governor that the Compliance Certification for Act 47 remains incomplete and reserved its rights to prevent the enforcement of such act under PROMESA.  The Oversight Board also notified the Governor that Regulation No. 9063 promulgated by the Puerto Rico Patient Advocate under Act 47 (“Regulation 9063”) was not submitted to the Oversight Board prior to its enactment as required by the Oversight Board’s policies.  Accordingly, the Oversight Board informed the Governor that it considered Regulation 9063 void until it is reviewed and approved by the Oversight Board in accordance with its policies.  We are closely monitoring how Act 47 and Regulation 9063 will impact the Company insofar as the Government has not complied with Oversight Board requirements.

On April 29, 2017, the government of Puerto Rico enacted Act 26-2017 (“Act 26”), which, among other things, calls for a considerable reduction in public corporations’ health plan contributions to its employees, to the extent required to comply with the government’s Fiscal Plan.  Contributions to employees with pre-existing catastrophic, chronic or terminal conditions, however, shall remain the same.  Act 26 also authorizes the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) to negotiate health insurance coverage for such public employees.  Through Administrative Order No. OA-2018-08, as amended by OA-2018-12, AAFAF ordered public corporations to participate in ASES’s public employee health plan negotiation process, but authorized them to negotiate and contract with insurers independently, as they currently do.  The reductions in health plan contributions contemplated in Act 26 have been postponed until March 31, 2019.  However, if and when implemented, the provisions of Act 26 would create uncertainty in the market for public corporation health plans.

Federal Initiatives

On March 23, 2010, the federal health reform legislation, known as the Affordable Care Act, was enacted.  Most of the provisions of ACA with more significant effects on the health insurance marketplace went into effect on or before January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, and the assessment of new taxes and fees, including annual Health Insurance Providers Fee (“HIP Fee”), on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The total HIP fee levied on the health insurance industry was $14.3 billion in 2018 and $11.3 billion in 2016.  The HIP Fee was waived for 2017 and 2019 calendar years. After 2019, the HIP Fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment.  We incurred HIP fees of $50.1 million and $44.2 million during the years ended December 31, 2018 and 2016, respectively.

In December 2017 Congress passed tax reform legislation that repealed the individual mandate requiring the purchase of health insurance coverage.  Finally, in February 2018, Congress passed emergency supplemental legislation that includes significant financial relief for Puerto Rico's Medicaid program.

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

We do not anticipate significant debate regarding the repeal and replacement of the ACA in Washington in the near future, as Democrats assume control of the House of Representatives.  However, various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury have issued and continue to issue Executive Orders and regulations related to the stabilization of the individual insurance market as well as their intentions to repeal the ACA in whole or in part.

As a result of the complexity of ACA, its impacts on health care in the United States and the uncertainty of its future, we cannot currently estimate the ultimate impact of ACA on our business, cash flows, financial condition and results of operations.  We will continue to assess ACA’s impact on us as additional regulations and guidance are issued.

As we think about the future of the ACA, some of the more significant ACA issues that currently affect our Managed Care segment, or may in the future, include:

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

•	Provisions restricting medical loss ratios and requiring premium refunds for non-compliance;

•	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;

•	Provisions that reduce premium payments to Medicare Advantage health plans and that tie such premium to the local Medicare fee for service costs;

•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;

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

Budget Control Act

The Budget Control Act of 2011 was enacted to reduce the deficit and avoid default on the national debt.  When a joint committee of Congress established to develop debt reduction legislation failed to cut at least $1.5 trillion over the coming 10 years, an automatic process of across-the-board cuts (“sequestration”) split equally between defense and non-defense programs was triggered.  Under the sequestration, automatic spending cuts became effective beginning April 1, 2013, and these cuts have been extended through at least 2025 unless additional Congressional action is taken.  This resulted in cuts of 2% to Medicare funding.  Medicaid programs are not subject to automatic spending cuts.  In 2019, Congress will again have to address budget caps to prevent sequestration.  This caps discussion will likely include consideration of possible health care payors, which could include Medicare and Medicaid.

Employees

As of December 31, 2018, we had 3,652 full-time employees and 202 temporary employees.  TSS has a collective bargaining agreement with the “Unión General de Trabajadores”, which represents approximately 21.6% of two of our Managed Care subsidiaries’ approximately 2,113 regular employees.  The collective bargaining agreement expires on November 30, 2019.  The Corporation considers its relations with employees to be good.

Available Information

We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the SEC.  Our internet website is www.triplesmanagement.com.  We make available free of charge, or through our internet website (http://triplesmanagement.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  We also include on our internet website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charter of each standing committee of our Board of Directors.  In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”).  The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The website addresses listed above are provided for the information of the reader and are not intended to be an active link.  We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary; PO Box 363628; San Juan, P.R. 00936-3628.

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

While we consider the foregoing to be the overarching risks we face in 2018, they are not the only material risks we face. We face numerous other challenges, as described elsewhere in this Annual Report, including below in this “Risk Factors” discussion, and other unanticipated risks may develop.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. As of December 31, 2018, there were 21,980,168 shares of Class B common stock and 950,968 shares of Class A common stock.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  All or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

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

We are dependent on a small number of government contracts to generate a significant amount of the revenues of our Managed Care segment.

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, including:

•
Commercial:    One of our Managed Care subsidiaries is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of non-compliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2018, 2017, and 2016 premiums generated under this contract represented 5.5%, 5.7%, and 5.8% of our consolidated premiums earned, net, respectively.

Under the commercial business, we also provide health coverage to certain employees of the Government of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans represented 3.0%, 3.4%, and 3.1% of our consolidated premiums earned, net, respectively.

•
Medicare:    We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS.  These contracts generally have terms of one year and must be renewed each year.  Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired.  During each of the years ended December 31, 2018, 2017, and 2016, contracts with CMS represented 38.5%, 36.6%, and 35.4% of our consolidated premiums earned, net, respectively.

•
Medicaid:    We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico.  The current agreement, which became effective November 1, 2018, requires MCOs to serve subscribers on an island-wide basis, rather than assigning each MCO to specific regions, as under the previous model. The term of the agreement ends on September 30, 2021, which may be extended for an additional year at ASES’s option.  Under this agreement, TSS is responsible for providing medical, mental, pharmacy and dental healthcare services on an at-risk basis to subscribers who enroll with TSS.  ASES will pay TSS a per member per month rate that will vary depending on the particular clinical condition or category of the subscriber.  Premium rates will be negotiated for each contract year.  The agreement initially assigned Triple-S approximately 280,000 subscribers however, participants had until January 31, 2019 to select their insurance carriers, during which time TSS was able to compete for membership across Puerto Rico.  Additionally, participants may change insurance carriers once every year.  As of December 31, 2018, our Medicaid membership was approximately 319,000 members.  As of October 31, 2018, under the previous agreement with ASES, we provided services to approximately 384,000 eligible members in the Metro North and West regions of Puerto Rico.  During the years ended December 31, 2018, 2017 and 2016 Medicaid premiums generated through our agreements with ASES represented 26.4%, 26.6% and 27.1%, respectively.

As discussed above, the Government of Puerto Rico Health Reform Program recently changed its contracting model. In order to maintain the level of premiums generated under the previous agreement, we must succeed in adapting to the new model. While we have successfully increased the membership enrolled in our plan as of December 31, 2018, there can be no assurance that premiums generated under the new agreement will be comparable to those generated during the past years.  Furthermore, ASES may recover premiums paid for non-eligible participants.  However, we are dependent on ASES, which is in turn dependent on the local Medicaid office, for eligibility data.  Historically, ASES has not received updated eligibility data from the local Medicaid office in a timely manner.  Therefore, if we are not provided with timely eligibility data and we bill ASES for non-eligible members, ASES could attempt to recoup premiums from us, which could have a significant impact in our consolidated premiums and profitability.

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

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2018 and 2017, 69% and 68% of our managed care commercial customers, respectively, had fully-insured arrangements and 31% and 32%, respectively, had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

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

We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  These license agreements contain certain standards, requirements and restrictions regarding our operations and our use of the BCBS name and mark which may be modified in certain instances by the BCBSA. Changes to the terms of our license agreements may restrict various potential business activities.  Failure to comply with the standards, requirements and restrictions established could result in the termination of a license agreement.  Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.  Upon termination of a license agreement, the BCBSA would impose a re-establishment fee upon us, which would allow the BCBSA to entitle another managed care company to use the BCBS name and marks in the service areas we currently serve.  This re-establishment fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2018, we would be assessed approximately $86.2 million by the BCBSA.

We believe that the BCBS name and mark are valuable identifiers of our products and services in the marketplace.  Termination of these license agreements, including modifications to the current term and conditions, could have a material adverse effect on our business, financial condition and results of operations. See “Item 1.  Business―Blue Cross and Blue Shield License” for more information.

Our ability to manage our exposure to underwriting risks in our Life and Property and Casualty segments depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  During 2018, 43.2%, or $60.4 million, of the premiums written in the Property and Casualty segment and 5.0%, or $8.8 million, of the premiums written in the Life segment were ceded to reinsurers.  Total premiums ceded, on a consolidated basis, represent 2.4%, or $73.6 million of our premiums.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

It is also possible that the losses we experience on insured risks for which we have obtained reinsurance will exceed the coverage limits of the reinsurance.  See “Risks Related to Our Business―Large scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.”  If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.

If our reinsurers do not pay our claims or do not pay them in a timely manner, we may incur losses.

We are subject to loss and credit risk with respect to the reinsurers with whom we deal.  In accordance with general industry practices, our Property and Casualty and Life subsidiaries annually purchase reinsurance to lessen the impact of large unforeseen losses and mitigate sudden and unpredictable changes in our net income and shareholders’ equity.  Reinsurance contracts do not relieve us from our obligations to policyholders.  In the event that all or any of the reinsurance companies are unable to meet their obligations under existing reinsurance agreements or pay on a timely basis, we will continue to be liable to our policyholders notwithstanding such defaults or delays.  If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase, which would negatively affect our financial condition and results of operations.

A downgrade in our A.M. Best rating could affect our ability to write new business or renew our existing business in our Property and Casualty segment.

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In November 2018, A.M. Best downgraded the rating of our Property and Casualty subsidiary from an “A-” (Excellent) to a “B+”(Good) with negative implications.  The rating revision follows the unfavorable reserve development of Hurricane Maria losses experienced by this subsidiary during the second and third quarters of 2018.  This rating will remain under review until A.M. Best completes its next annual evaluation of the Company.

A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may be further downgraded following their annual evaluation.  Since the lines of business that this segment writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings, the November 2018 downgrade and any further downgrade of our Property and Casualty segment’s rating could limit or prevent us from writing and renewing certain types of business or accounts that requires insurers with stronger ratings.

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

TSS entered into a Master Services Agreement (“MSA”) with OptumInsight, Inc. (“Optum”), pursuant to which Optum provides healthcare technology and operations services, including information technology, claims processing and application development, to Triple-S and its affiliates. As a result, we are now dependent on Optum for the provision of essential services to our business, and there can be no assurances that the quality of the services will be appropriate or that Optum will be able to continue to provide us with the necessary claims processing and technology services. Potential breakdowns or failures of Optum could harm our business by disrupting our delivery of services, which could have a material adverse impact on our financial condition and results of operations. The aforementioned contract is included as Exhibit 10.29 filed with this Annual Report on Form 10-K.

TSS consolidated PBM services for its Medicare Advantage and Commercial lines of business through an agreement with Abarca Health, effective January 2019.  As a result of this consolidation, any issues or failures affecting this vendor could have an impact on a significant portion of our managed care business, which could adversely affect our reputation, financial condition and operating results.

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

We are subject to strong competition in each line of business in which we operate.  Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation.  This competitive environment has produced and will likely continue to produce significant pressures in our profitability. The industry in which we operate has unique characteristics that, if we are unable to manage adequately, may adversely affect our business, financial conditions and results of operations.  Some of the trends and characteristics related to the competition we face in our different lines of business include the following:

•          The managed care market in Puerto Rico is mature.  According to the U.S. Census Bureau, Puerto Rico’s population decreased by 2.2% between 2000 and 2010; however, the national population rate grew 9.7% during the same period.  According to the US Census Bureau, the older population is an important and growing segment of the United States population.  Between 2000 and 2010, the population 65 years and older increased at a faster rate (15.1%) than the total U.S. population.  In Puerto Rico, for the same period, the population 65 years and older increased by 27.5%. As a result, the competition for this segment of the market is significant.

•          Local economy is in a downturn.  A challenging economy and a shrinking population in Puerto Rico continue to produce conditions that are adverse to the generation of new sources of business in this segment.  As a result, insurance companies compete for the same customers through pricing, policy terms and quality of services.  Also, our industry is also subject to aggressive marketing and sales practices that target our current and prospective customers. We may not be successful in attracting and retaining our customers. See “Risks Related to Our Business―Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.”

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

As an insurer, we have a substantial investment portfolio that is comprised particularly of debt and equity securities of issuers located in the U.S.  As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S. financial markets, volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy.  These factors can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:

•
Significantly reducing the value of the debt and equity securities we hold in our investment portfolio, and creating net unrealized capital losses that reduce our operating results and/or net realized capital losses in the event we are required to sell some of those investments.

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

In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, mortgage loans, and real estate and equity investments, among others, which could generate higher returns on our investments.  Notwithstanding, the Insurance Code of Puerto Rico requires insurers to invest an amount equal to no less than half of the insurer’s required capital in Puerto Rico Securities.  Since February 2014, the credit ratings of bonds issued by the Government of Puerto Rico and most of Puerto Rico public corporations have been downgraded to below-investment grade. As a result, on March 2014, the Puerto Rico Legislative Assembly enacted legislation allowing insurance companies to hold investments that were acquired at an investment grade rating but subsequently downgraded below-investment grades for period not exceeding three years from the date of acquisition. This legislation also authorizes the Commissioner of Insurance, upon an insurer’s request, to provide a three-year extension of the holding period, or an exemption to dispose of the downgraded investment.  The Insurance Code requirement that insurers invest in Puerto Rico securities may affect our ability to invest in other securities with a higher investment credit rating, the overall value of our investment portfolio and our financial condition.  However, we have obtained a one-year waiver from the Commissioner of Insurance and can now invest in certain non-Puerto Rico securities approved by the Commissioner and continue to be compliant with the Insurance Code.  If we fail to comply with these laws and regulations, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital and may adversely affect our financial condition and results of operations.

Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.

Our principal lines of business are concentrated in Puerto Rico, which is currently in the midst of a severe fiscal and economic crisis.  Puerto Rico’s gross national product (“GNP”) has contracted in real terms since fiscal year 2006.  According to the latest Puerto Rico Planning Board estimates, released in April 2017, Puerto Rico’s GNP was projected to decrease by 1.7% and 1.5% in constant dollars for fiscal years 2017 and 2018, respectively. In each case, such analysis does not account for the impact of Hurricanes Irma or Maria in September 2017. The government of Puerto Rico’s Fiscal Plan (as hereinafter defined), which accounts for the impact of the hurricanes, estimates an 8% contraction in real GNP during fiscal year 2018. It also projects that disaster relief funding will have a short-term stimulative effect on Puerto Rico’s economy, which, combined with the estimated effects of the proposed measures and reforms, the plan estimates will result in variable GNP growth from fiscal years 2019 through 2022, followed by GNP contraction in fiscal year 2023 as disaster relief funding decreases.

The weakness of Puerto Rico’s economy has also adversely affected employment. Total average annual employment, as measured by Department of Labor and Human Resources Household Employment Survey of Puerto Rico, known as the “Household Survey,” has decreased approximately 18% during the past decade. The reduction in total employment began in the fourth quarter of fiscal year 2007, when total employment was 1,244,425, and continued consistently until the first half of fiscal year 2015, after which it mostly stabilized.  According to the most recent Household Survey, released in October 2018, Puerto Rico’s total employment in October 2018 was approximately 1,005,000, a 3% increase from total employment of approximately 974,000 in October 2017.  Similarly, such Household Survey reports an unemployment rate of approximately 8% in October 2018, a 2.7% decrease from an unemployment rate of approximately 10.7% in October 2017.

In response to the Puerto Rico’s fiscal and financial challenges, the U.S. Congress enacted the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) in June 2016. Pursuant to PROMESA, the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”) has certified fiscal plans for the government of Puerto Rico and several of its instrumentalities.  The most recent fiscal plan was certified by the Oversight Board on October 23, 2018 (the “Fiscal Plan”). The Fiscal Plan outlines a number of structural reforms and fiscal measures that the Oversight Board deems necessary to improve the Government of Puerto Rico’s fiscal balance and economic condition. As part of such measures, the Oversight Board proposed the implementation of a new healthcare model, through additional changes to how the government of Puerto Rico contracts and incentivizes managed care organizations as third-party administrators of it’s healthcare program.  Pursuant to the Fiscal Plan, the new model will result in annual savings for the government of Puerto Rico of approximately $826 million by fiscal year 2022.

We have significant direct exposure to the government through our contract with ASES, which administers the Medicaid program in Puerto Rico, and certain other business relationships with the government of Puerto Rico and its instrumentalities. As a result, we may be adversely affected by the liquidity problems of such entities, or by a reduction in the size of the government or privatization of public corporations.  Moreover, it is uncertain whether the reductions in public corporations’ health plan contributions to employees contemplated in Act 26 will be implemented, how they will be implemented, and what effect such reductions will have in our business.

On the other hand, as part of the emergency supplemental legislation passed by Congress, Puerto Rico’s Medicaid spending cliff was addressed until at least September 30, 2019, following the approval of $4.8 billion of additional Medicaid funding.  This action has brought temporary financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards have further promoted stability and predictability. The government of Puerto Rico and the health care industry are lobbying Congress to address Puerto Rico’s Medicaid spending cliff permanently: however, there are no guarantees that these efforts will succeed.  If our efforts are not successful, ASES may not be able to fulfill its payment obligations to us under our agreement for the provision of health coverage to government health program participants, which would adversely affect our financial results

Furthermore, our insureds’ financial capacity is affected by, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected as a decrease in insured customers in our commercial line of business and premiums earned, net.  Moreover, the measures taken to address the fiscal crisis and those that may have to be taken in the near future, will likely affect many of our insureds, which could result in a lower amount of insureds, insureds moving to lower premium plans, among others. The foregoing could also result in decreased demand for our insurance products or migration to less profitable products.

If global or local economic conditions worsen or the government of Puerto Rico is unable to manage its fiscal and economic challenges, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, the conditions described above could continue or worsen in ways that are unpredictable and outside of our control.  While PROMESA provides the government with tools to restructure Puerto Rico’s debt obligations and that of its instrumentalities, these restructuring tools are new and untested.  Furthermore, Fiscal Plan’s projections indicate the possibility of significant creditor losses. Both of these factors may make any debt restructuring process a lengthy and highly adversarial process.

The success of our business depends on developing and maintaining effective information systems.

Our business and operations may be affected if we do not maintain and upgrade our information systems and the integrity of our proprietary information.  We are materially dependent on our information systems, including Internet-enabled products and information, for all aspects of our business operations.  Monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims and providing data to our regulators, and our ability to compete depends on adopting technology on a timely and cost-effective basis.  Malfunctions in our information systems, fraud, error, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations, possible liability, increase administrative expenses or lead to other adverse consequences any of which could have a material adverse effect on our results of operations or financial condition.  The use of member data by all of our businesses is regulated at federal and local levels.  These laws and rules change frequently and developments require adjustments or modifications to our technology infrastructure.

Our information systems and applications require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, compliance with legal requirements, and changing operational needs. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties' failure to perform adequately.  If we are unable to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations.  If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, loss of members, and difficulty in attracting new members, regulatory violations and resulting possible liability and limitations on our operations, increases in operating expenses or suffer other adverse consequences.  In April 2018 we began migrating our Medicare Advantage core claims and clinical management platforms.  Due to the challenges facing such transition, which have at times been exacerbated by some of the residual effects of hurricane Maria, it has been unable to pay claims to our providers on a timely fashion and has faced difficulties in sending certain notifications required by CMS regulations with respect to claim payments.  The migration issues have also impacted its ability to meet the regulatory terms for the approval of pre-authorizations and corresponding notification to members.  Should CMS determine that  these operational disruptions constitute a material deviation from the applicable regulation, we could be exposed to severe regulatory sanctions.  See “Item 1A   Risk Factors–Risks Relating to the Regulation of Our Industry – As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.” See also “Item 1A. Risk Factors–Risks Relating to the Regulation of Our Industry – We may be subject to government audits, regulatory proceedings or investigative actions, which may find that our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable healthcare regulations.”

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

Puerto Rico has historically been at a relatively high risk of natural disasters such as hurricanes and earthquakes.  If Puerto Rico were to experience a large-scale natural disaster, claims incurred by our Managed Care, Life, and Property and Casualty segments would likely increase and our properties may incur substantial damage, which could have a material adverse effect on our business, financial condition and results of operations.  If the severity of any such natural disaster exceeds what our catastrophe reinsurance protection, as in the case of Hurricane Maria in September 2017, we may potentially incur material losses.  Furthermore, unforeseen major public health issues following these catastrophic events, such as pandemics and epidemics, like mosquito-borne epidemics (Dengue, Zika, etc.), conditions for which vaccines may not exist, are not effective, or have not been widely administered, could have a material adverse effect on our business, financial condition, and results of operations.  Claims in our Property and Casualty segment increased in 2017 and 2018 as the result of the losses caused by Hurricanes Irma and Maria in Puerto Rico. The Puerto Rico Insurance Code requires the Company to resolve claims within a period of 90 days.  Due to the substantial increase in the volume of claims following a catastrophic event, there is a business risk that not all claims will be resolved within the timeframe stipulated in the Puerto Rico Insurance Code, which may result in penalties imposed by the Commissioner of Insurance of Puerto Rico.  Furthermore, there is a risk of an increase in the volume of litigations by insureds who are not satisfied with the insurance payout. See Note 24, Contingencies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Present and future covenants in our secured term loans and note purchase agreements may restrict our operations and adversely affect our ability to pursue desirable business opportunities.

The secured term loans contain financial and non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control. These non-financial covenants could restrict our operations.  In addition, if we fail to make any required payment under our secured term loans or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loans to become immediately due and payable, together with accrued and unpaid interest and, cease to make further extensions of credit.  If the indebtedness under our secured term loans is accelerated, we may be unable to repay or re-finance the amounts due and our business may be materially adversely affected.

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

Our breach or failure to comply with any of these covenants could result in a default under our secured term loan and the acceleration of amounts due thereunder.  Indebtedness could also limit our ability to pursue desirable business opportunities, and may affect our ability to maintain an investment grade rating for our indebtedness.

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

As of December 31, 2018 we had approximately $25.4 million and $2.6 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the TSA acquisition, that represent 1.0% of our total consolidated assets and 3.4% of our consolidated stockholders’ equity. If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine the recoverability of their carrying values.  Goodwill and other intangible assets with indefinite lives are tested for impairment at least annually.  Impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets (with indefinite lives).  Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used.  If estimated fair values are less than the carrying values of the equity and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record significant impairment losses against future income.  Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates than the industry.

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

We expect to face significant business challenges and uncertainties in 2019. Effectiveness of our enterprise strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks to our Company in 2019. There can be no assurance regarding the effectiveness of our enterprise strategy, our ability to manage and align our talent to our business needs or our ability to avoid harm to our brand and reputation. In addition, there can be no assurance that U.S. government fiscal policy, the implementation of the ACA, repeal or other changes to the ACA or additional changes to the U.S. health care system will not require us to revise the ways in which we conduct business, put us at risk of loss of business or materially adversely affect our business, cash flows, financial position or operating results.

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

Legislative and other measures that may be taken by local and federal government taxing authorities could materially increase our tax burden.

In December 2018, the Puerto Rico government signed into law Act 257 of 2018, better known as the Puerto Rico Tax Reform, to amend the Internal Revenue Code for a New Puerto Rico.  Approved changes include a reduction from a 39% to a 37.5% maximum corporate tax rate; an increase from 80% to 90% on the amount of net operating loss carryover deduction available to be claimed against current year net income; an expected increase in the amounts of withholding at source for services rendered from 7% to 10%; a limitation in the amount of net operating losses generated by a corporate shareholder allowed to be netted against net income distributed from a flow-through investment, not permitted for taxable years beginning after December 31, 2018; and a revised large taxpayer definition to include flow-through entities and extend the determination of audited financial statement requirements at the group level.  The bill also adds requirements for the deductibility of expenses.  All of these changes are effective for taxable years beginning January 1, 2019.  No further increases to the sales and use tax are contemplated as part of this tax reform.  We do not expect the tax reform to adversely impact our tax burden.  During the year ended December 31, 2018, we recorded an additional deferred tax expense of $3.4 million related to the impact the lower corporate tax rate had in our net deferred tax assets.  We will continue to monitor and analyze the potential impact of the legislation, as any increase in the amount of taxes we pay and the taxation of the customers we serve may have a material adverse effect to our financial condition, results of operations and cash flows.

On December 22, 2017 the US Government enacted PL 115-97, better known as the Tax Cut and Jobs Act (“TCJA”). The TCJA incorporates a series of changes in tax rates at the federal level applicable for taxable years beginning after December 31, 2017 and before January 1, 2026. United States federal corporate income tax rate is reduced from a 35% maximum to a 21% flat rate. While special tax rates on capital gains and qualified dividends remain the same under the TCJA, changes in tax rate at the federal level are expected to have minimal impact on our business, as we are currently taxed only for passive income earned on investments, which continue to be subject to withholding at source at its gross level.

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

•	payments to health plans that are tied to the achievement of certain quality performance measures and medical loss ratio requirements;

•	specific legislative or regulatory changes to the Medicare or Medicaid programs, including changes in the bidding process or other means to materially reduce premiums;

•	local government regulatory changes;

•	increased government enforcement actions, or changes in the interpretation or application, of fraud and abuse and health information privacy laws; and

•	regulations that increase the operational burden on health plans, or that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health plans.

Regulations promulgated by the Commissioner of Insurance and CMS and other agencies, among other things, influence how our insurance subsidiaries conduct business, and place limitations on investments and dividends.  Possible penalties for violations of such regulations include fines, orders to cease and desist and possible suspension or termination of licenses.  The regulatory powers of the Commissioner of Insurance are mainly designed to protect policyholders, not shareholders.  While we cannot predict the terms of future regulation, the enactment of new legislation could affect the cost or demand for insurance policies, limit our ability to obtain rates or premiums, when needed, otherwise restrict our operations, limit the expansion of our business, expose us to expanded liability or impose additional compliance requirements.  In addition, we may incur additional operating expenses in order to comply with new legislation.

Future regulatory actions by the Commissioner of Insurance or other governmental agencies, including federal authorities, could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations, which in turn could impact the value of our business model and result in potential impairments of our goodwill and other intangible assets.

The health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The ACA provides comprehensive changes to the U.S. health care system.  One key piece of the legislation imposes an annual insurance industry assessment, with increasing annual amounts based on premium growth.  Such assessment may not be deductible for income tax purposes.  If the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this tax, our results of operations, financial position and liquidity may be materially adversely affected.

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

As part of the emergency supplemental legislation passed by Congress, Puerto Rico’s Medicaid spending cliff was addressed until at least September 30, 2019, because of the approval of $4.8 billion in Medicaid funding.  Although we believe this legislation, together with the ACA, may provide us with significant opportunities to grow our business, the  implementation of enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

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

Historically, TSA plans have received annual Star Ratings higher than three stars.  CMS provides an increase to the rebate share in the bid from 50% to 65% when a program reaches 3.5 STARS, and to 70% when a plan reaches 4.5 STARS.  Also, a 5% quality bonus is provided to plans with Star Ratings of 4.0 or more. As of December 31, 2018, TSA’s HMO plan achieved 4.5 overall on a 5.0 star rating system and TSA’s PPO plan increased its overall rating to 4.0 stars on a 5.0-star rating system effective for product offerings in the year 2020.

The Company is subject, and will likely continue to be subject, to audits from CMS in connection with the Medicare Advantage contracts. CMS audit may review the effectiveness of multiple matters, including the performance of the benefit administration, coverage determinations, claims processing and payment, process of appeals and grievances, dismissals, oversight of agents and brokers, and enrollment process.  CMS may impose civil monetary penalties as a result of their findings or require changes to our business practices that may adversely affect our profitability. CMS may also prevent us from subscribing new members or terminate any of our Medicare Advantage contracts if it determines that any of these plans have failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage program.  Compliance with CMS requirements may require us to divert resources that may affect the results of our operations and financial condition. Any termination or non-renewal of our Medicare Advantage plans would have a material adverse effect on our business and financial results.

We may be subject to government audits, regulatory proceedings or investigative actions, which may find that our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable healthcare regulations.

Federal, Puerto Rico, and Costa Rica government authorities, including but not limited to the Commissioner of Insurance, ASES, CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.  In addition, CMS has the right to require Medicare Advantage plan sponsors such as us to self-disclose instances of noncompliance, and/or hire an independent auditor, working in accordance with CMS specifications, to validate if the deficiencies that were found during a CMS full or partial program audit have been corrected and provide CMS with a copy of the audit findings.  If, in the future, we were required by CMS to hire an independent auditor, such audit would entail direct costs to us, in addition to potential penalties in the event of negative audit findings.  We may also become the subject of non-routine regulatory or other investigations or proceedings brought by these or other authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged.  In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws.  The defense of any such challenge could result in substantial cost, diversion of resources, and a possible material adverse effect on our business.

An adverse action could result in one or more of the following:

•	recoupment of amounts we have been paid pursuant to our government contracts;

•	mandated changes in our business practices;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;

•	additional reporting requirements and oversight and mandated corrective action or remediation plans;

•	loss or non-renewal of our government contracts or loss of our ability to participate in Medicare or other federal or local governmental payor programs; damage to our reputation;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future services or geographic expansions;

•	loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service; and

•	suspension of ability to subscribe members.

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

In addition, provider or member fraud that is not prevented or detected could impact our medical costs or those of our self-insured customers.  Further, during an economic downturn, our segments, including our Life and Property and Casualty segments may see increased fraudulent claims volume which may lead to additional costs because of an increase in disputed claims and litigation.

If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to address emerging security threats, including cybersecurity threats, or detect and prevent privacy and security incidents, including those related to cybersecurity, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

Compliance with multiple and/or new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain our ability to manage our business model. In addition, HHS has expanded its HIPAA audit program to assess compliance efforts not only by covered entities, but also business associates.  Although we are not aware of HHS plans to audit any of our covered entities or business associates, an audit resulting in findings or allegations of non-compliance could have a material adverse effect on our results of operations, financial position and cash flows.  We are also subject to stricter breach notification requirements than those imposed on covered entities by virtue of HIPAA in terms of having to provide ASES with notice of a breach within twenty-four (24) hours.  These and other regulatory aspects make compliance with applicable health information laws more difficult.  For these reasons, our total compliance costs may increase in the future.

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

We also face the risk of reduced or insufficient government funding and we may need to terminate our Medicare Advantage contracts with respect to unprofitable markets.  In addition, as a result of the competitive bidding process, our ability to participate in the Medicare Advantage program is affected by the pricing and design of our competitors’ bids.  Moreover, we may in the future be required to reduce benefits or charge our members an additional premium in order to maintain our current level of profitability, either of which could make our health plans less attractive to members and adversely affect our membership.

On January 30, 2019, CMS released its draft Advance Notice and Call Letter for Medicare Advantage reimbursement in 2020.  This draft notices contains important provisions that sustain the Puerto Rico MA program, including the zero claims adjustment.  The draft letter doesn’t include additional adjustments that may be necessary to address the benchmark and payment disparity, but we expect to submit comments to CMS to continue to make changes in that direction.  The call letter will be finalized in early April.

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

CMS is making significant changes to the manner in which it determines risk adjustment payments, including possible retroactive reveries, introducing a new model for 2020 and continue to shift towards encounter based risk scores (EDS).  As a result of the risk adjustment process and CMS’s ability to modify the manner in which it applies such risk adjustments, it is difficult to predict with certainty our future revenue or profitability.  In addition, our own risk scores for any period may result in favorable or unfavorable adjustment to payment from CMS and our Medicare payment revenue.

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

If we are deemed to have violated the Insurance Holding Company System Regulatory Act, we may suffer adverse consequences.

We are subject to change of control statutes applicable to insurance companies.  These statutes regulate, among other things, the acquisition of control of an insurance company or its holding company.  Under these statutes, no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of its issued and outstanding stock, or of the total issued and outstanding stock of an insurance holding company, without the prior approval of the Commissioner of Insurance.  Our amended and restated articles of incorporation (the articles) prohibit any institutional investor from owning 10% or more of our voting power and any person that is not an institutional investor from owning 5% or more of our voting power.  We cannot, however, assure you that ownership of our securities will remain below these thresholds.  To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our articles provide for the Company to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the articles.  If the Commissioner of Insurance determines that a change of control has occurred without the Commissioner’s prior approval, we could be subject to fines and penalties, and in some instances the Commissioner of Insurance would have the discretion to revoke our operating licenses.

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

Our insurance subsidiaries are subject to minimum capital requirements.  Our failure to meet these standards could expose us to regulatory actions.

Puerto Rico insurance laws and the regulations promulgated by the Commissioner of Insurance, among other things, impose minimum capital requirements to our insurance subsidiaries, thereby restricting the amount of earnings that can be distributed by our insurance subsidiaries to us.  Although our healthcare and Life subsidiaries are currently in compliance with these requirements, there can be no assurance that we will continue to comply in the future.  Failure to maintain required levels of capital or to otherwise comply with the reporting requirements of the Commissioner of Insurance could subject our insurance subsidiaries to corrective actions, including involuntary rehabilitation or liquidation processes, or require us to provide financial assistance, either through subordinated loans or capital infusions, to ensure they maintain their minimum statutory capital requirements.  During the last quarter of 2018, and as a result of unfavorable reserve developments related to Hurricane Maria, the Company made a capital contribution to its Property and Casualty subsidiary in the amount of $10 million, as part of the subsidiary’s plan to increase its capital and surplus to meet minimum capital requirements under risk based capital provisions.

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

See also “Risks Relating to the Regulation of Our Industry―If we are deemed to have violated the Insurance Holding Company System Regulatory Act, we may suffer adverse consequences.”

Puerto Rico insurance laws and the regulations promulgated by the Commissioner of Insurance may also delay, defer, prevent or render more difficult a takeover attempt that our shareholders might consider to be in their best interests.  For instance, the Commissioner of Insurance must review any merger, consolidation or new issuance of shares of capital stock of an insurer or its parent company and make a determination as to the fairness of the transaction.  Also, a director of an insurer must meet certain requirements imposed by Puerto Rico insurance laws.

These voting and other restrictions may operate to make it more difficult to replace members of our board of directors and may have the effect of entrenching management regardless of their performance.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot, which is mainly used by the Managed Care segment.  In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico, which is mainly used by the Property and Casualty segment.  We also own land and a multi-segment customer service center in the municipalities of Mayagüez and Ponce, Puerto Rico.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.  Through a health clinic in which we have a controlling interest, we own land and a two-story medical facility in the municipality of Bayamón, Puerto Rico.  These properties are subject to liens under our credit facilities. In connection with our entrance to the Costa Rican market, we acquired a two-story building located in the city of San José, Costa Rica, which is used by the Life segment.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

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

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, U.S. Virgin Islands, Costa Rica, British Virgin Islands, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, U.S. Virgin Islands, Costa Rica, British Virgin Islands, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.  For a description of our legal proceedings, see Note 24, Contingencies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

The following table presents high and low sales prices of our Class B common stock for each quarter of the years ended December 31:

	High	Low
2018
First quarter	$28.66	$22.75
Second quarter	44.01	25.65
Third quarter	40.44	18.65
Fourth quarter	22.16	15.45
2017
First quarter	$21.79	$16.49
Second quarter	18.86	15.81
Third quarter	25.41	15.05
Fourth quarter	29.43	23.33

On February 20, 2019 the closing price of our Class B common stock on the NYSE was $21.32.

Holders

As of February 20, 2019, there were 950,968 and 21,975,287 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of February 20, 2019 was approximately 812.  The number of our holders of Class B common stock as of February 20, 2019 was approximately 3,098.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.  Also, see Note 18, Stockholders’ Equity, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plan

See Note 21, Share-Based Compensation, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the price performance of our Class B common stock for the period from January 1, 2014 through December 31, 2018, with the price performance over such period of (i) the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s 500 Managed Health Care Index (the “S&P MHC Index”).  The comparison assumes an investment of $100 on January 1, 2014 in each of our Class B common stock, the S&P 500 Index, and the S&P MHC Index.  The performance graph is not necessarily indicative of future performance.

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

Ticker	Name	1/2/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
GTS US Equity	TRIPLE-S MANAGEMENT CORP	100.00	124.47	124.47	107.76	129.36	90.53
SPX Index	S&P 500 INDEX	100.00	112.39	111.57	122.21	145.94	136.84
S5MANH Index	S&P MHC Index	100.00	133.54	160.83	189.83	270.36	296.44

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

There was no share repurchase activity during the three months ended December 31, 2018.

Item 6.	Selected Financial Data

Statement of Earnings Data

	2018	2017	2016	2015	2014
(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,938.6	$2,826.9	$2,890.6	$2,783.2	$2,128.6
Administrative service fees	14.7	16.5	17.9	44.7	119.3
Net investment income	61.9	51.6	48.9	45.2	47.5
Other operating revenues	5.8	3.7	3.5	3.7	4.2
Total operating revenues	3,021.0	2,898.7	2,960.9	2,876.8	2,299.6
Net realized investments gains	0.3	10.8	17.4	18.9	18.2
Net unrealized investment losses on equity investments	(36.5)	-	-	-	-
Other income, net	11.3	6.6	6.5	7.0	2.3
Total revenues	2,996.1	2,916.1	2,984.8	2,902.7	2,320.1
Benefits and expenses:
Claims incurred	2,527.6	2,353.1	2,472.2	2,318.7	1,747.6
Operating expenses	554.7	477.2	493.9	518.7	497.2
Total operating costs	3,082.3	2,830.3	2,966.1	2,837.4	2,244.8
Interest expense	6.9	6.8	7.6	8.2	9.3
Total benefits and expenses	3,089.2	2,837.1	2,973.7	2,845.6	2,254.1
(Loss) income before taxes	(93.1)	79.0	11.1	57.1	66.0
Income tax (benefit) expense	(29.8)	24.5	(6.3)	5.1	0.7
Net (loss) income	(63.3)	54.5	17.4	52.0	65.3
Net loss attributable to non-controlling interest	-	-	-	(0.1)	(0.4)
Net (loss) income attributable to TSM	$(63.3)	$54.5	$17.4	$52.1	$65.7
Basic net (loss) income per share (1):	$(2.76)	$2.27	$0.71	$2.03	$2.42

Diluted net (loss) income per share:	$(2.76)	$2.26	$0.71	$2.02	$2.41

Balance Sheet Data

	2018	2017	2016	2015	2014

Years ended December 31,
Cash and cash equivalents	$117.5	$198.9	$103.4	$197.8	$110.0

Total assets	$2,766.5	$3,116.8	$2,219.0	$2,206.1	$2,145.7

Long-term borrowings	$28.9	$32.1	$35.1	$36.8	$74.5

Total stockholders' equity	$821.9	$913.4	$863.2	$847.5	$858.6

Additional Managed Care Data (2)

	2018	2017	2016	2015	2014
Years ended December 31,
Medical loss ratio	84.5%	85.6%	88.6%	86.2%	85.9%
Operating expense ratio	16.0%	13.6%	14.0%	15.1%	18.5%
Medical membership (period end)	876,268	977,939	1,017,372	1,094,444	2,139,484

(1)
Further details of the calculation of basic and diluted earnings per share are set forth in Notes 2 and 22 of the audited consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.

(2)	Does not reflect inter-segment eliminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2018 and 2017, and consolidated results of operations for 2018, 2017 and 2016.  References to the terms "we", "our" or "us" used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:

I. Overview	57

2018 Consolidated Highlights	58

Overview details	58

II. Membership	61

III. Results of Operations	62

Consolidated Operating Results	62

Managed Care Segment Operating Results	65

Life Segment Operating Results	68

Property and Casualty Segment Operating Results	69

IV. Liquidity and Capital Resources	71

V. Critical Accounting Estimates	75

VI. Recently Issued Accounting Standards	84

I. Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have 60 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicare, and the Government of Puerto Rico health insurance plan (similar to Medicaid) (“Medicaid” or “the Government health plan”) markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico, as well as an internal salaried sales force.  Medicaid is funded by the Government of Puerto Rico and the U.S. Government.

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2018 we serve approximately 876,000 members across all regions of Puerto Rico.  For the years ended December 31, 2018 and 2017 respectively, our Managed Care segment represented approximately 92% of our total consolidated premiums earned, net.  We also participate in the life and property and casualty insurance markets in Puerto Rico.

We participate in the managed care market through our subsidiaries, TSS, TSB and TSA.  TSS, TSA, and TSB are BCBSA licensees.

We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP.

The Commissioner of Insurance of the Government of Puerto recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws, and for determining whether its financial condition warrants the payment of a dividend to its stockholders.  No consideration is given by the Commissioner of Insurance of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) in making such determinations.  See Note 25, Statutory Accounting, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

2018 Consolidated Highlights

Key developments in our business during 2018 are described below:

•	Consolidated premiums earned, net increased 4.0% year over year, to $2.9 billion, primarily reflecting higher Managed Care premiums;

•
Managed Care premiums increased 3.8% when compared to last year, primarily reflecting growth in Medicare premiums following the Company’s achievement of a four-star rated Medicare Advantage HMO contract this year, resulting in a 5% bonus applied to the benchmark used in the premium calculation, as well as an increase in the 2018 Medicare reimbursement rates.  This increase was partially offset by lower membership.

•
Consolidated claims for the year were $2.5 billion, up 7.4% over last year, primarily reflecting the $128.7 million unfavorable prior period reserve development in the Property and Casualty segment related to Hurricane Maria losses.  Hurricane Maria was a category 4 hurricane that impacted Puerto Rico in September 2017.  In addition, in 2017 the Managed Care segment experienced significantly lower utilization in the aftermath of Hurricanes Irma and Maria. The consolidated loss ratio was up 280 basis points, to 86.0%, and the MLR decreased 110 basis points, to 84.5%.

•	Consolidated operating expenses for the year were $554.7 million and the operating expense ratio was 18.8%.

•
Net loss for the year was $63.3 million, a decrease from a net income of $54.5 million for the prior year, primarily reflecting the unfavorable prior period reserve development in the Property and Casualty segment related to the aforementioned hurricanes, the lower Managed Care utilization experienced in 2017 due to the aftermath of the hurricanes, and the impact of the net unrealized losses on equity investments.  The unrealized loss on equity investments is due to the implementation effective January 1, 2018 of new accounting guidance that requires the change in unrealized gain (loss) of equity investments, previously recognized through comprehensive income, to be recorded through earnings.

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

	Years ended December 31,
(Dollar amounts in millions)	2018	2017	2016

Premiums earned, net:
Managed care	$2,689.1	$2,590.0	$2,648.5
Life insurance	168.6	161.8	156.9
Property and casualty insurance	83.5	77.2	87.9
Intersegment premiums earned	(2.6)	(2.1)	(2.7)
Consolidated premiums earned, net	$2,938.6	$2,826.9	$2,890.6

Administrative service fees:
Managed care	$19.1	$21.6	$22.4
Intersegment administrative service fees	(4.4)	(5.1)	(4.5)
Consolidated administrative service fees	$14.7	$16.5	$17.9

Operating income (loss):
Managed care	$26.5	$55.0	$(36.8)
Life insurance	19.9	19.4	21.5
Property and casualty insurance	(110.1)	(6.0)	12.1
Intersegment and other	2.0	-	(2.0)
Consolidated operating (loss) income	$(61.3)	$68.4	$(5.2)

Revenue

General.    Our revenue consists primarily of (i) premium revenue generated from our Managed Care segment, (ii) administrative service fees received for services provided to self-insured employers, (iii) premiums we generate from our Life and Property and Casualty segments, and (iv) investment income.

Premium Revenue.    Our revenue primarily consists of premiums earned from the sale of managed care products to the Commercial, Medicare Advantage and Medicaid sectors.  We receive a monthly payment from or on behalf of each member enrolled in our managed care plans (excluding ASO).  We recognize all premium revenue in our Managed Care segment during the month in which we are obligated to provide services to an enrolled member.  Premiums we receive in advance of that date are recorded as unearned premiums.

Premiums are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal.  We renegotiate the premiums of different groups as their existing annual contracts become due.  Our Medicare Advantage contracts entitle us to premium payments from CMS on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month (“PMPM”) basis.  We submit rate proposals to CMS in June for each Medicare Advantage product that will be offered beginning January 1 of the subsequent year in accordance with the competitive bidding process under the MMA.  Retroactive rate adjustments are made periodically with respect to our Medicare Advantage plans based on the aggregate health status and risk scores of our plan participants.  Premium rates for the Medicaid business are based on a bid contract with ASES and are revised each year, at which time rates are fixed for the plan year.

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

Investment Income.    Investment income consists of interest and dividend income from investment securities. See Note 5, Net Investment Income, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Expenses

Claims Incurred.    Our largest expense is the Managed Care segment’s medical claims incurred, or the cost of medical services we arrange for our members.  Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals, pharmacies, and other service providers, and to policyholders.  We generally pay our providers on one of three forms: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitation arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a PMPM payment and share the risk of certain medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios.  Claims incurred also include claims incurred in our Life and Property and Casualty segments.  Each segment’s results of operations depend to a significant extent on our ability to accurately predict and effectively manage claims and losses.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.

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

The following table sets forth selected membership data as of the dates set forth below:

		As of December 31,
	2018	2017	2016

Commercial (1)	449,047	475,026	509,157
Medicare	108,605	118,451	110,297
Medicaid	318,616	384,462	397,918
Total	876,268	977,939	1,017,372

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, federal government employees and local government employees.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2018, 2017 and 2016.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2018	2017	2016

Years ended December 31,
Revenues:
Premiums earned, net	$2,938.6	$2,826.9	$2,890.6
Administrative service fees	14.7	16.5	17.9
Net investment income	61.9	51.6	48.9
Other operating revenues	5.8	3.7	3.5
Total operating revenues	3,021.0	2,898.7	2,960.9
Net realized investment gains	0.3	10.8	17.4
Net unrealized investment losses on equity investments	(36.5)	-	-
Other income, net	11.3	6.6	6.5
Total revenues	2,996.1	2,916.1	2,984.8
Benefits and expenses:
Claims incurred	2,527.6	2,353.1	2,472.2
Operating expenses	554.7	477.2	493.9
Total operating costs	3,082.3	2,830.3	2,966.1
Interest expense	6.9	6.8	7.6
Total benefits and expenses	3,089.2	2,837.1	2,973.7
(Loss) income before taxes	(93.1)	79.0	11.1
Income (benefit) tax expense	(29.8)	24.5	(6.3)
Net (loss) income	(63.3)	54.5	17.4
Net loss attributable to non-controlling interest	-	-	-
Net (loss) income attributable to TSM	$(63.3)	$54.5	$17.4

Year ended December 31, 2018 compared with the year ended December 31, 2017

Operating Revenues

Premiums earned, net increased by $111.7 million, or 4.0%, to $2.9 billion.  This increase primarily reflects higher premiums in the Managed Care segment by $99.1 million.  Most of the growth in managed care premiums was experienced in the Medicare business, reflecting the achievement of a four-star rated Medicare Advantage HMO contract this year, resulting in a 5% bonus applied to the benchmark used in the premium calculation, as well as an increase in the 2018 Medicare reimbursement rates.  This increase was partially offset by lower managed care membership.

Administrative service fees decreased $1.8 million, or 10.9%, mainly due to lower membership enrolled in this business.

Net investment income increased $10.3 million, or 20.0%, to $61.9 million as a result of higher invested balances and interest rates.

Net unrealized investment losses on equity investments

The $36.5 million in consolidated net unrealized investment losses on equity investments reflects the impact of new accounting guidance implemented effective January 1, 2018, which requires the change in unrealized gain (loss) of equity investments, previously recorded through comprehensive income, to be recorded through earnings.

Claims Incurred

Consolidated claims incurred increased by $174.5 million, or 7.4%, to $2.5 billion, mostly driven by an increase in the Property and Casualty segment gross losses related to Hurricane Maria, a category 4 hurricane that impacted Puerto Rico in September 2017, causing the segment to exceed its applicable catastrophe reinsurance coverage limits and resulting in $128.7 million unfavorable reserve development recorded in 2018.  In addition, in 2017 the Managed Care segment experienced significantly lower utilization following the hurricanes that occurred during that year, this hurricane-related drop in utilization is estimated to have lowered the Managed Care segment’s claims by approximately $55 million.  The 2017 period also includes $14.8 million of losses related to Hurricanes Irma and Maria recognized by the Property and Casualty segment.  The consolidated loss ratio increased by 280 basis points to 86.0%.

Operating Expenses

Consolidated operating expenses increased by $77.5 million, or 16.2%, to $554.7 million.  The higher operating expenses are mostly the result of the reinstatement of the HIP Fee of $50.1 million and higher professional services and personnel costs related to the ongoing managed care initiatives. The consolidated expense ratio increased 200 basis points to 18.8%.

Income taxes

Consolidated income tax benefit for the year ended December 31, 2018 was $29.8 million, compared to an expense of $24.5 million during the last year, primarily due to a change in the effective tax rate of certain deferred tax liabilities in the Company’s Property and Casualty segment in order to reflect the expected tax rate at which they will reverse, and a change in the enacted tax rate, from 39% to 37.5%, following the Puerto Rico income tax reform enacted in December 2018.  These changes increased the deferred tax expense by approximately $9.5 million.  The consolidated income tax expense also reflects the tax impact of net unrealized losses on equity investments and the lower operating income of the Managed Care segment.

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

Managed Care Segment Operating Results

We offer our products in the Managed Care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare Advantage and Medicaid.  For the year ended December 31, 2018, the Commercial, Medicare and Medicaid sectors represented 26.6%, 38.5% and 26.4% of our consolidated premiums earned, net, respectively.

(Dollar amounts in millions)	2018	2017	2016

Operating revenues:
Medical premiums earned, net:
Commercial	$782.8	$803.3	$841.4
Medicare	1,130.3	1,035.3	1,023.9
Medicaid	776.0	751.4	783.2
Medical premiums earned, net	2,689.1	2,590.0	2,648.5
Administrative service fees	19.1	21.6	22.4
Net investment income	23.8	16.6	15.1
Total operating revenues	2,732.0	2,628.2	2,686.0
Medical operating costs:
Medical claims incurred	2,272.5	2,218.3	2,347.5
Medical operating expenses	433.0	354.9	375.3
Total medical operating costs	2,705.5	2,573.2	2,722.8
Medical operating income (loss)	$26.5	$55.0	$(36.8)
Additional data:
Member months enrollment:
Commercial:
Fully-insured	3,775,441	3,981,347	4,209,920
Self-funded	1,732,219	1,967,668	2,144,621
Total Commercial member months	5,507,660	5,949,015	6,354,541
Medicare member months	1,337,061	1,457,363	1,394,272
Medicaid member months	4,555,702	4,631,316	4,829,729
Total member months	11,400,423	12,037,694	12,578,542
Medical loss ratio	84.5%	85.6%	88.6%
Operating expense ratio	16.0%	13.6%	14.1%

Year ended December 31, 2018 compared with the year ended December 31, 2017

Medical Operating Revenues

Medical premiums earned increased by $99.1 million, or 3.8%, to $2.7 billion.  This increase is principally the result of the following:

•
Medical premiums generated by the Commercial business decreased by $20.5 million, or 2.6%, to $782.8 million.  This fluctuation primarily reflects lower fully-insured enrollment during the year of approximately 206,000 member months offset in part by $12.1 million related to the reinstatement of the HIP fee pass-through in 2018 and higher average premium rates.

•
Medical premiums generated by the Medicare business increased by $95.0 million, or 9.2%, to $1,130.3 million, primarily reflecting an increase in the 2018 Medicare reimbursement rates fee-for-service benchmark for the first time since 2012, an increase in rates as the result of attaining a four-star rating in the Company’s 2018 HMO product, and higher average membership risk score. These increases were partially offset by lower enrollment of approximately 120,000 member months.

•
Medical premiums generated by the Medicaid business increased by $24.6 million, or 3.3%, to $776.0 million.  This increase primarily reflects higher premiums rates effective July 1, 2017 and $14.5 million related to the reinstatement of the HIP fee pass-through.  These increases were offset in part by a lower enrollment by approximately 76,000 in member months and the impact of the profit sharing accrual, which lowered 2018 premiums by $4.3 million.  The lower membership reflects the lower membership assigned by ASES when implementing the current Medicaid contract, which was effective November 1, 2018.  At the effective date of the current agreement TSS was assigned by ASES approximately 280,000 subscribers.  After this date, subscribers had approximately three months to select their insurance carrier, during which time TSS was able to compete for membership across Puerto Rico.  As of December 31, 2018, our Medicaid membership was approximately 319,000 members.

Medical Claims Incurred

Medical claims incurred increased by $54.2 million, or 2.4%, to $2.3 billion.  The MLR of the segment decreased 110 basis points during the 2018 period, to 84.5%.  These fluctuations are primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business increased by $22.3 million, or 3.6%, during the 2018 period and its MLR, at 82.4%, was 490 basis points higher than the same period last year primarily reflecting the decrease in utilization in the 2017 period caused by Hurricanes Irma and Maria.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $27.8 million, or 340 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve development in 2018 and 2017 period as well as adjusting for the 2017 hurricane related impact in utilization, the Commercial MLR would have been approximately 83.4%, 330 basis points higher than last year, reflecting claim trends higher than premium trends.

•
The medical claims incurred of the Medicare business increased by $33.1 million, or 3.6%, during the 2018 period and its MLR decreased by 450 basis points, to 83.2%.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $25.1 million, or 240 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve development in the 2018 and 2017 periods, moving the risk score revenue to it corresponding period, as well as adjusting for the 2017 hurricane related impact in utilization, the Medicare MLR would have been approximately 83.9%, 640 basis points lower than last year, primarily reflecting the higher premium rates in the 2018 period as well as cost containment initiatives implemented during the year.

•
The medical claims incurred of the Medicaid business decreased by $1.1 million, or 0.2%, during the 2018 period and its MLR decreased by 300 basis points, to 88.5%.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $2.2 million, or 30 basis points of last year’s MLR.  Adjusting for the effect of prior period reserve developments and the 2018 profit sharing accrual, the Medicaid MLR would have been approximately 87.8%, 420 basis points lower than the adjusted MLR for last year mostly reflecting the impact of higher premium rates in 2018 and cost containment initiatives.

Medical Operating Expenses

Medical operating expenses increased by $78.1 million, or 22.0%, to $433.0 million.  The operating expense ratio increased by 240 basis points to 16.0% in 2018.  The higher operating expenses and expense ratio are mostly driven by the reinstatement of the HIP fee in 2018, resulting in an increase of $50.1 million, and professional services and personnel costs related to ongoing operational and clinical initiatives.

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

•
Medical premiums generated by the Medicaid business decreased by $31.8 million to $751.4 million.  This decrease primarily reflects lower fully-insured member months enrollment by approximately 198,400 lives, $10.8 million related to the suspension of the HIP fee pass-through as a result of the 2017 moratorium and, the impact of the 2.5% excess profit accrual that increased 2016 premiums by $10.9 million.  Decreases are partially offset by a $12.2 million increase in premium collections related to our compliance with the contract’s quality incentive metrics and the impact of the new premium rates that were effective July 1, 2017, which increased average premium rates by approximately 9%.

Medical Claims Incurred

Medical claims incurred decreased by $129.2 million, or 5.5%, to $2.2 billion.  The MLR of the segment decreased 300 basis points during the 2017 period, to 85.6%.  These fluctuations are primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $94.5 million, or 13.2%, during the 2017 period and its MLR, at 77.5%, was 770 basis points lower than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 77.9%, 590 basis points lower than the adjusted MLR for last year, primarily reflecting the estimated decrease in utilization caused by Hurricanes Irma and Maria in September 2017 as well as the ongoing claim trends that are lower than our premium trends following the continuity of our underwriting discipline.  The estimated decrease in utilization related to the aforementioned hurricanes account for approximately 340 of the 590 basis-points decrease in the adjusted MLR.

•
The medical claims incurred of the Medicare business decreased by $16.6 million, or 1.8%, during the 2017 period and its MLR decreased by 260 basis points, to 87.7%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016 and moving the additional risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 88.4%, about 80 basis points lower than last year. The estimated decrease in utilization caused by Hurricanes Irma and Maria mitigated the impact of the higher trends in Part B drugs and pharmacy benefits experienced by this business as well as the improvement of benefits in 2017 products taking advantage of the HIP fee moratorium.  The estimated decrease in utilization related to the aforementioned hurricanes lowered by approximately 240 basis points the adjusted MLR.

•
The medical claims incurred of the Medicaid business decreased by $18.2 million, or 2.6%, during the 2017 period and its MLR increased by 140 basis points, to 91.5%.  Adjusting for the effect of prior period reserve developments in 2017 and 2016, as well as for the impact of the 2.5% excess profit accrual and this year’s quality incentive premiums, the Medicaid MLR would have been approximately 91.8%, about 180 basis points higher than last year.  The higher MLR primarily reflects increased pharmacy and outpatient claim trends, partially offset by the estimated decrease in utilization caused by Hurricanes Irma and Maria, which lowered the adjusted MLR by 30 basis points, and the impact of the higher premium rates that were effective July 1, 2017.

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

Life Segment Operating Results

(Dollar amounts in millions)	2018	2017	2016

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums earned	$175.3	$166.4	$161.3
Assumed earned premiums	2.1	4.2	4.4
Ceded premiums earned	(8.8)	(8.8)	(8.8)
Premiums earned, net	168.6	161.8	156.9
Net investment income	25.6	24.8	24.9
Total operating revenues	194.2	186.6	181.8
Operating costs:
Policy benefits and claims incurred	99.0	87.3	86.9
Underwriting and other expenses	75.3	79.9	73.4
Total operating costs	174.3	167.2	160.3
Operating income	$19.9	$19.4	$21.5

Additional data:
Loss ratio	58.7%	54.0%	55.4%
Expense ratio	44.7%	49.4%	46.8%
Year ended December 31, 2018 compared with the year ended December 31, 2017

Operating Revenues

Premiums earned, net increased by $6.8 million, or 4.2% to $168.6 million, mainly as the result of higher sales and improved policy retention in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $11.7 million, or 13.4%, to $99.0 million, mostly resulting from higher number of deaths benefits paid in the Individual Life line of business, an increased average cost of claims in the Cancer line of business, and higher actuarial reserves following improved portfolio persistency.  The segment’s loss ratio increased 470 basis points, to 58.7%.

Underwriting and Other Expenses

Decrease in underwriting and other expenses of $4.6 million, or 5.8%, to $75.3 million mostly results from a lower amortization of deferred acquisition costs and value of business acquired assets reflecting the segment’s improved portfolio persistency.  As a result, the segment’s operating expense ratio improved to 44.7%, or 470 basis points.

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

Property and Casualty Segment Operating Results

(Dollar amounts in millions)	2018	2017	2016

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$139.8	$143.8	$133.1
Premiums ceded	(60.4)	(62.3)	(46.0)
Change in unearned premiums	4.1	(4.3)	0.8
Premiums earned, net	83.5	77.2	87.9
Net investment income	10.8	9.5	8.9
Total operating revenues	94.3	86.7	96.8
Operating costs:
Claims incurred	159.9	50.8	40.8
Underwriting and other operating expenses	44.5	41.9	43.9
Total operating costs	204.4	92.7	84.7
Operating (loss) income	$(110.1)	$(6.0)	$12.1

Additional data:
Loss ratio	191.5%	65.8%	46.4%
Expense ratio	53.3%	54.3%	49.9%

Year ended December 31, 2018 compared with the year ended December 31, 2017

Operating Revenues

Total premiums written decreased by $4.0 million, or 2.8%, to $139.8 million, driven by lower sales of Commercial Package products, mostly the result of selective and disciplined underwriting of Commerical risks.

The premiums ceded to reinsurers decreased by $1.9 million, or 3.0%.  Prior year premiums ceded include approximately $9.2 million of catastrophe reinsurance reinstatetement costs. The 2018 includes an increase in cessions in the Commercial quota share agreement from 30% in 2017 to 35% effective April 2018, as well as higher reinsurance costs for facultative and nonproportional property reinsurance.

The $8.4 million increase in the change in unearned premiums reflects the segments lower premiums written in 2018.

Claims Incurred

Claims incurred increased by $109.1 million, or 214.8%, to $159.9 million mostly driven by an increase in gross losses related to Hurricane Maria, causing the segment to exceed the applicable catastrophe reinsurance coverage limits and resulting in a $128.7 million unfavorable reserve development.  As loss information emerged, reserves have been updated to reflect a worsening in the loss expectations for Hurricane Maria.  As a result, the segment’s loss ratio increased to 191.5% during this period.  In 2017 we recognized $14.8 million of hurricane related net losses.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $2.6 million, or 6.2%, to $44.5 million mostly due to higher acquisition expenses, professional services, and personnel costs.  The operating expense ratio decreased by 100 basis points, to 53.3% in 2018.

Year ended December 31, 2017 compared with the year ended December 31, 2016

Operating Revenues

Total premiums written increased by $10.7 million, or 8.0%, to $143.8 million, driven by higher sales of Commercial Property and Commercial Liability products, mainly as a result of the acquisition of a large account, as well as to higher sales of Personal package products.

The premiums ceded to reinsurers increased by $16.3 million, or 35.4%, mostly reflecting higher premiums written in Commercial products during 2017 as well as adjustments related to the catastrophe reinsurance, including $9.2 million for catastrophe reinsurance reinstatement costs.

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

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(Dollar amounts in millions)	2018	2017	2016
Sources (uses) of cash:
Cash provided by operating activities	$7.5	$288.9	$6.5
Net purchases of investment securities	(12.6)	(154.6)	(80.9)
Net capital expenditures	(19.8)	(21.4)	(4.8)
Proceeds from long-term borrowoings	-	24.3	-
Payments of long-term borrowings	(3.2)	(27.1)	(1.7)
Proceeds from policyholder deposits	18.5	13.6	18.2
Surrenders of policyholder deposits	(26.7)	(22.1)	(21.9)
Repurchase and retirement of common stock	(22.4)	(20.2)	(21.4)
Other	(22.7)	14.1	11.6
Net (decrease) increase in cash and cash equivalents	$(81.4)	$95.5	$(94.4)

Year ended December 31, 2018 compared to year ended December 31, 2017

Cash flow from operating activities decreased by $281.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, mostly reflecting Property and Casualty hurricane related claim payments, last year’s collection of advances from reinsurers, and the 2018 HIP Fee payment; offset in part by higher premium collections.

Decrease in net purchases of investments in securities are part of our asset/liability management strategy using cash on hand.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock (2017 Repurchase Program) and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year 2018, the Company repurchased and retired 903,888 shares of our Class B Common Stock shares at an average per share price of $24.76, for an aggregate cost of $22.4 million.

Increase in Other is due to the change in outstanding checks in excess of bank balances.

Year ended December 31, 2017 compared to year ended December 31, 2016

Cash flow from operating activities increased by $279.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, principally due to, lower claims paid, a decrease in cash paid to suppliers and employees; partially offset by lower premium collections.

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

During the year 2017, the Company repurchased and retired 861,415 shares of our Class B Common Stock shares under the 2017 Repurchase Program.  Repurchases were made at an average per share price of $23.38, for an aggregate cost of $20.2 million.

Stock Repurchase Program

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status. See Note 19, Stock Repurchase Program, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash collections and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2018, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of December 31, 2018.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of December 31, 2018 we are in compliance with these covenants.

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

o
Alternative investments – The Company has $80.5 million of unfunded capital commitments related to alternative investments.  These commitments were excluded from this disclosure due to the undetermined timing of their cash flows.

o
Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow.  As of December 31, 2018, we had $83.0 million in unearned premiums.

o
Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain.  There are currently no significant policyholder deposits in paying status.  As of December 31, 2018, our policyholder deposits had a carrying amount of $174.1 million.

o
Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $79.4 million of other long-term liabilities are not reflected in the following table, consisting of $31.3 million of liability for pension benefits, $3.2 million in deferred tax liabilities, and $44.9 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2019	2020	2021	2022	2023	Thereafter

Long-term borrowings (1)	$33.0	$4.1	$4.2	$4.0	$3.9	$3.5	$13.3
Operating leases	11.3	5.2	3.0	1.7	1.2	0.2	-
Purchase obligations (2)	257.2	221.8	13.5	6.9	4.1	4.0	6.9
Claim liabilities (3)	611.8	483.7	95.0	7.8	9.5	6.3	9.5
Estimated obligation for future policy benefits (4)	670.6	131.2	117.6	111.7	105.7	100.2	104.2
	$1,583.9	$846.0	$233.3	$132.1	$124.4	$114.2	$133.9

(1)
As of December 31, 2018, our long-term borrowings consist of a credit agreement entered with a commercial bank in Puerto Rico.  See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

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

(3)
Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses.  This amount does not include an estimate of claims to be incurred subsequent to December 31, 2018.  The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future.  Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $325.0 million of reserves had been ceded at December 31, 2018.

(4)
Our Life segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy.  We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns.  The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type.  All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2018 and are gross of any reinsurance recoverable.  The $670.6 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $361.5 million included in our audited consolidated financial statements principally due to the time value of money.  Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of Puerto Rico.  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM.  As of December 31, 2018, our insurance subsidiaries, except for TSP, were in compliance with such minimum capital requirements. TSP is currently under a plan to increase its statutory capital and surplus and RBC scores.  Please refer to “Item 1.   Business – Capital and Reserve Requirements”.

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

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS, TSA, and TSB to comply with certain specified levels of Risk Based Capital (”RBC”).  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2018, TSM and TSS estimated RBC ratio was above the 375% minimum BCBSA RBC requirement to avoid monitoring.  At December 31, 2018, TSA estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

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

Given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows.  For a description of our legal proceedings, see Note 24, Contingencies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Guarantee Associations and Other Regulatory Commitments

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  In accordance with insurance laws and regulations, assessments are recoverable through policy surcharges. In January 2019, a local property and casualty insurance company entered a liquidation process, accordingly, the property and casualty guarantee fund has initiated the process to settle unpaid claims and return unearned premiums of the insolvent insurer.  The guarantee fund currently has not determined and imposed assessments to cover claims and return premiums.  Annual assessments are limited to 2% of direct premiums written, as defined.  During 2018, 2017 and 2016, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our Property and Casualty subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the Property and Casualty segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2018, 2017 and 2016, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.  In December 2018, SIMED declared a distribution to its members; the Company’s share of this distribution was $2.9 million, which is presented with other income in the accompanying consolidated statement of earnings.

In addition, our Property and Casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the “Association”).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2018 and 2016, the Association distributed to the Company an amount based on the good experience of the business amounting to $0.2 million and $0.5 million, respectively.  In June 2017, the Association declared a special dividend of $70 million as authorized by a recent amendment to the Act creating the Association.  The distribution was subject to a unique and special tax rate of 50%.  The dividend was paid net of its related tax in December 2018.  The share of the Property and Casualty segment in this distribution was $2.4 million.

The Property and Casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $9 thousand in 2018 and $1 thousand in 2017 and 2016.

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2018 were as follows:

(Dollar amounts in millions)

Managed care	$393.7
Property and casualty insurance	496.9
Life insurance	46.2
Consolidated	$936.8

Management continually evaluates the potential impact of changes in the factors considered for its claim liabilities estimates, both positive and negative, and uses the results of these evaluations to adjust recorded claim liabilities and underwriting criteria.  Our profitability depends in large part on our ability to accurately predict and effectively manage the amount of claims incurred, particularly those of the Managed Care segment and the losses arising from the Life and Property and Casualty segments.  Management regularly reviews its premiums and benefits structure to reflect our underlying claims experience and revised actuarial data; however, several factors could adversely affect our underwriting results.  Some of these factors are beyond management’s control and could adversely affect its ability to accurately predict and effectively control claims incurred.  Examples of such factors include changes in health practices, economic conditions, change in utilization trends including those caused by epidemic conditions, healthcare costs, the advent of natural disasters, and malpractice litigation.  Costs in excess of those anticipated could have a material adverse effect on our results of operations.

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2018, claim liabilities for the Managed Care segment amounted to $393.7 million and represented 42.0% of our total consolidated claim liabilities and 20.3% of our total consolidated liabilities.

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

Circumstances to be considered in developing our best estimate of reserves include changes in enrollment, utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns, and claim submission patterns.  A comparison or prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination.  In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability.  Changes in such development are recorded as a change to current period benefit expense.  The re-estimates or recasts are done monthly for the previous four calendar quarters.  On average, about 91% of the claims are paid within three months after the last day of the month in which they were incurred and about 5% are within the next three months, for a total of 96% paid within six months after the last day of the month in which they were incurred.

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

As described above, completion factors and claims trend factors can have a significant impact on the determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2018 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
In completion factor	In unpaid claim liabilities	In claims trend factor	In unpaid claim liabilities

-1.2%	$20.3	1.5%	$17.6
-0.8%	13.4	1.0%	11.7
-0.4%	6.7	0.5%	5.9
0.4%	(6.7)	-0.5%	(5.9)
0.8%	(13.3)	-1.0%	(11.7)
1.2%	(19.7)	-1.5%	(17.6)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.
(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

The following table shows the variance between the segment’s incurred claims for current period insured events and the incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in Note 11, Claim Liabilities and Claim Adjustment Expenses, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K).  This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions)	2017	2016	2015

Years ended December 31,
Total incurred claims:
As reported (1)	$2,231.1	$2,356.6	$2,216.3
On a retrospective basis	2,195.1	2,343.8	2,207.3
Variance	$36.0	$12.8	$9.0
Variance to total incurred claims as reported	1.6%	0.5%	0.4%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2018 estimate of medical claims payable will be known during 2019.

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

Life Segment

At December 31, 2018, claim liabilities for the life segment amounted to $46.2 million and represented 5.0% of total consolidated claim liabilities and 2.4% of our total consolidated liabilities.

The claim liabilities related to the life segment are based on methods and underlying assumptions in accordance with GAAP.  The estimate of claim liabilities for this segment is based on the amount of benefits contractually determined for reported claims, and on estimates based on past experience modified for current trends, for unreported claims.  This estimate relies on observations of ultimate loss experience for similar historical events.

Claim reserve reviews are generally conducted on a monthly basis, in light of continually updated information. We review reserves using current inventory of policies and claims data.  These reviews incorporate a variety of actuarial methods, judgments and analysis.

The key assumption with regard to claim liabilities for our life segment is related to claims incurred prior to the end of the year, but not yet reported to our subsidiary.  A liability for these claims is estimated based upon experience with regards to amounts reported subsequent to the close of business in prior years.  There are uncertainties in the development of these estimates; however, in recent years our estimates have resulted in immaterial redundancies or deficiencies.

Property and Casualty Segment

At December 31, 2018, claim liabilities for the Property and Casualty segment amounted to $496.9 million and represented 53.0% of the total consolidated claim liabilities and 25.6% of our total consolidated liabilities.  Claims liabilities related to losses caused by Hurricanes Irma and Maria amount to approximately $415.9 million.

Estimates of the ultimate cost of claims and loss-adjustment expenses of this segment are based largely on the assumption that past developments, with appropriate adjustments due to known or unexpected changes, are a reasonable basis on which to predict future events and trends, and involve a variety of actuarial techniques that analyze current experience, trends and other relevant factors.  Property and casualty insurance claim liabilities are categorized and tracked by line of business.  Medical malpractice policies are written on a claims-made basis.  Policies written on a claims-made basis require that claims be reported during the policy period.  Other lines of business are written on an occurrence basis.  Hurricane losses initially include the use of models from industry recognized firms having data, historical and current information about the events, to estimate ultimate losses.  These estimates are supplemented by internal estimates of other costs deemed necessary to develop the ultimate losses.  As loss information emerges, claims are separated between those with solid estimates and the remained claims.  Additional reserves are provided based on paid loss experience for unreported, potential development, and loss expenses.

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

At December 31, 2018, the claim liabilities of the Property and Casualty segment fall within the actuarial reserve range determined by the actuaries.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.0 million.

Liability for Future Policy Benefits

Our Life segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  We compute the amounts for actuarial liabilities in conformity with GAAP.

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

Deferred Policy Acquisition Costs and Value of Business Acquired

Certain costs for acquiring life and property and casualty insurance business are deferred.  Acquisition costs related to the Managed Care segment are expensed as incurred.

The costs of acquiring new life business, principally commissions, and certain variable underwriting and policy issue expenses of our Life segment, have been deferred.  These costs, including value of business acquired (“VOBA”) recorded upon our acquisitions of TSV and TSB, are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits.  The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits.  For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs.  The effect on the amortization of deferred policy acquisition costs (“DPAC” or “DAC”) of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

The schedules of amortization of life insurance DPAC and VOBA are based upon actuarial assumptions regarding future events that are uncertain.  For all products, other than universal life and deferred annuities, the most significant of these assumptions is the level of contract persistency and investment yield rates.  For these products the basis for the amortization of DPAC and VOBA is established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the net liability is not adequate.  We do not currently expect that level of deterioration to occur.  For the universal life and deferred annuity products, amortization schedules are based upon the level of historic and anticipated gross profit margins, from the date of each contract’s issued (or purchase, in the case of VOBA).  These schedules are based upon several actuarial assumptions that are uncertain, are reviewed annually and are modified if necessary.  The most significant of these assumptions are claims, investment yield rates and contract persistency.  Based upon the most recent actuarial reviews of all of the assumptions, we do not currently anticipate material changes to the level of these amortization schedules.

The property and casualty business acquisition costs consist of commissions net of reinsurance commissions, during the production of business are deferred and amortized ratably over the terms of the policies.  The method used in calculating deferred acquisition costs limits the amount of such deferred costs to actual costs or their estimated realizable value, whichever is lower.

Impairment of Investments

Impairment of an investment exists if a decline in the estimated fair value is below the amortized cost of the security.  Management regularly monitors and evaluates the difference between the cost and estimated fair value of fixed maturity investments and other invested assets.  For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable.  This process is not exact and further requires consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate.

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

If after monitoring and analyzing impaired securities, management determines that a decline in the estimated fair value of any fixed maturity security or other invested asset below cost is other than temporary, the carrying amount of the security is reduced to its fair value according to current accounting guidance.  The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.  In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment.  For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

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

During the year ended December 31, 2018, we were not required to recognize an other-than-temporary impairment.  During the years ended December 31, 2017 and 2016, we recognized other-than-temporary impairments on equity securities amounting to $49 thousand and $1.4 million, respectively.  The impairment analysis indicated that, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuers, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017 is included in Note 3, Investment in Securities, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables considering, among other things, the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the Island.  The allowance for doubtful receivables amounted to $42.0 million and $35.9 million as of December 31, 2018 and 2017, respectively.  As of December 31, 2018 and 2017, the Company had premiums and other receivables of $54.3 million and $81.8 million, respectively, from the Government of Puerto Rico, including its agencies, municipalities, and public corporations.  The related allowance for doubtful receivables as of December 31, 2018 and 2017 was $21.0 million and $16.4 million, respectively.  The amount of the allowance is based on the aging of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

In addition to premium-related receivables, we evaluate the risk in the realization of other accounts receivable, including balances due from third parties related to overpayment of medical claims and rebates, among others.  These amounts are individually analyzed, and the allowance determined based on the specific collectivity assessment and circumstances of each individual case.

We consider this allowance adequate to cover probable losses that may result from our inability to subsequently collect the amounts reported as accounts receivable.  However, such estimates may change significantly in the event that unforeseen economic conditions adversely impact the ability of third parties to repay the amounts due to us.

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2018 were $25.4 million and $2.6 million, respectively.  At December 31, 2017 the consolidated goodwill and other intangible assets were $25.4 million and $3.6 million, respectively.  The goodwill and other intangible assets balance for both years were primarily related to the acquisition of TSA in 2011.  As of December 31, 2018 and 2017, the goodwill related to TSA was $25.0 million.  As of December 31, 2018 and 2017 other intangible assets related to the TSA acquisition were $2.6 million and $3.5 million, respectively.

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

We completed our annual impairment tests of existing goodwill during the fourth quarter of 2018 and 2017.  Limited interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.  On the other hand, since October 2016 the TSA HMO contract scored 4.0 overall on a 5.0 star rating system, increasing 1.0 versus the prior year, and achieved 5 stars in Part D, which generated additional premiums in 2018.  Furthermore, in October 2018, the TSA HMO product increased its overall score to 4.5 stars and the PPO contract increased its overall score to 4.0 stars, which are expected to further increase Medicare premiums for 2020.  The result of the impairment test performed in 2018 and 2017 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 62% and 26%, respectively.

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

Other Significant Accounting Policies

We have other accounting policies that are important to an understanding of the consolidated financial statements.  See Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

VI. Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions in the normal course of business.  We are also subject to additional market risk with respect to certain of our financial instruments.  We must effectively manage, measure, and monitor the market risk associated with our invested assets and interest rate sensitive liabilities.  We have established and implemented comprehensive policies and procedures to minimize the effects of potential market volatility.

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

We use a sensitivity analysis to measure the market risk related to our holdings of invested assets and other financial instruments.  This analysis estimates the potential changes in fair value of the instruments subject to market risk.  This sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance.  Our actual losses in any year could exceed the amounts indicated in the following paragraphs.  Limitations related to this sensitivity analysis include:

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

Risk Measurement

Our investment securities are a source of market risk.  As of December 31, 2018 approximately 77% of our investment portfolio consisted of fixed maturity securities.  The remaining balance is comprised of equity securities and alternative investments.  Our fixed maturity securities classified as available-for-sale and alternative investments are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Fixed maturity securities classified as held-to-maturity are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  Equity securities are recorded at fair value and changes in fair value are included in earnings.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values, a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200, and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, if cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2018 and 2017.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)
Change in Interest Rates	Expected Fair Value	Amount of Decrease	% Change

December 31, 2018:
Base Scenario	$1,202.0
+100bp	1,148.2	(53.8)	(4.5)%
+200bp	1,097.9	(104.1)	(8.7)%
+300bp	1,049.4	(152.6)	(12.7)%
December 31, 2017:
Base Scenario	$1,219.3
+100bp	1,163.4	(55.9)	(4.6)%
+200bp	1,111.7	(107.6)	(8.9)%
+300bp	1,062.4	(156.9)	(13.0)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is less likely given historical precedents.  Although we classify 99.8% of our fixed maturity securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

Equity Price Risk

Our equity securities are composed of mutual funds whose underlying assets are comprised of domestic equity securities, domestic preferred equity securities, international equity securities and higher risk fixed income instruments. The fixed income mutual funds invest mainly in loan participations and high yield debt.  The securities in these funds are issued by corporations, financial institutions and governmental entities that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s.

Our investments in mutual funds exposes us to equity price risk and credit risk.  We manage these exposures by closely monitoring the performance of these mutual funds.

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2018 and 2017, the hypothetical loss in the fair value of these investments would have been approximately $27.9 million and $34.2 million, respectively.

Alternative Price Risk

Our alternative investments in the available-for-sale portfolio are comprised of commitments to limited liability partnerships.  These private funds call capital over time and invest in various asset classes such as traditional private equity, infrastructure equity, real estate debt and corporate debt.  These investments are unrated, illiquid and expose us to a variety of underlying risks. We manage these exposures by closely monitoring the performance of these funds.  The fair value of alternative investments is estimated using the net asset value of the Company’s ownership interest in the partnerships as a practical expedient to determining an independent fair value.

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2018 and 2017, the hypothetical loss in the fair value of these investments would have been approximately $7.4 million and $3.5 million, respectively.

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

Financial Statements

For our audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years ended December 31, 2018, 2017 and 2016 see Index to consolidated financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2018
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$752,034	$741,770	$742,445	$702,342	$2,938,591
Administrative service fees	3,348	4,066	3,802	3,485	14,701
Net investment income	13,755	15,707	16,168	16,279	61,909
Other operating revenues	1,071	1,588	1,575	1,560	5,794
Total operating revenues	770,208	763,131	763,990	723,666	3,020,995
Net realized investment gains (losses)	2,942	(921)	(956)	(767)	298
Net unrealized investment (losses) gains on equity investments	(16,199)	(776)	5,632	(25,203)	(36,546)
Other income, net	1,163	494	1,943	7,712	11,312
Total revenues	758,114	761,928	770,609	705,408	2,996,059
Benefits and expenses
Claims incurred	618,989	692,138	648,580	567,906	2,527,613
Operating expenses	133,134	134,612	141,026	145,943	554,715
Total operating costs	752,123	826,750	789,606	713,849	3,082,328
Interest expense	1,690	1,825	2,000	1,388	6,903
Total benefits and expenses	753,813	828,575	791,606	715,237	3,089,231
Income (loss) before taxes	4,301	(66,647)	(20,997)	(9,829)	(93,172)
Income tax expense (benefit)	387	(27,901)	(3,430)	1,078	(29,866)
Net income (loss)	3,914	(38,746)	(17,567)	(10,907)	(63,306)
Less: Net income (loss) attributable to non-controlling interest	-	1	-	(5)	(4)
Net income (loss) attributable to TSM	$3,914	$(38,747)	$(17,567)	$(10,902)	$(63,302)
Basic net income (loss) per share	$0.17	$(1.68)	$(0.77)	$(0.48)	$(2.76)
Diluted net income (loss) per share	$0.17	$(1.68)	$(0.77)	$(0.48)	$(2.76)

	2017
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$702,273	$722,891	$714,325	$687,443	$2,826,932
Administrative service fees	4,379	4,548	3,391	4,196	16,514
Net investment income	12,016	12,698	12,395	14,506	51,615
Other operating revenues	965	1,121	941	633	3,660
Total operating revenues	719,633	741,258	731,052	706,778	2,898,721
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	-	-	(49)	(49)
Net realized gains, excluding other-than-temporary impairment losses on securities	336	4,054	3,753	2,737	10,880
Total net realized investment gains	336	4,054	3,753	2,688	10,831
Other income, net	2,525	587	3,409	12	6,533
Total revenues	722,494	745,899	738,214	709,478	2,916,085
Benefits and expenses
Claims incurred	620,863	611,297	583,625	537,316	2,353,101
Operating expenses	110,946	118,720	119,145	128,402	477,213
Total operating costs	731,809	730,017	702,770	665,718	2,830,314
Interest expense	1,686	1,721	1,709	1,678	6,794
Total benefits and expenses	733,495	731,738	704,479	667,396	2,837,108
(Loss) income before taxes	(11,001)	14,161	33,735	42,082	78,977
Income tax (benefit) expense	(6,658)	1,456	11,824	17,874	24,496
Net (loss) income	(4,343)	12,705	21,911	24,208	54,481
Less: Net loss attributable to non-controlling interest	1	-	1	3	5
Net (loss) income attributable to TSM	$(4,342)	$12,705	$21,912	$24,211	$54,486
Basic net (loss) income per share	$(0.18)	$0.52	$0.91	$1.02	$2.27
Diluted net (loss) income per share	$(0.18)	$0.52	$0.91	$1.01	$2.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Triple-S Management Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Triple S Management Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statements schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

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
February 28, 2019

Stamp No. E360670
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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2018, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Part IV

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2018 and 2017

F-3	Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016

F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

F-7	Notes to Consolidated Financial Statements – December 31, 2018, 2017 and 2016

Financial Statements Schedules	Description

S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts

S-5	Schedule VI – Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations

Schedule I – Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements.

Item 16.	Form 10-K Summary

None

The exhibits listed on the Exhibits Index starting on page 94 of this report are filed herewith or are incorporated herein by reference.

Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 001-33865).

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

10.1
Amendment to the Contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc. to administer the provision of physical & behavioral health services under the Government Health Plan Program (incorporated herein by reference to Exhibit 10.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-33865)).

10.2
Amendment to Extend Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as of June 30, 2018, by and between the Administración de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc. (incorporated herein by reference to Exhibit 10.1 to TS M's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33865)).

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

10.15	TSM 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit B to TSM’s 2007 Proxy Statement (File No. 001-33865)).

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

10.21
Agreement between the Administracion de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc. for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as of September 21, 2018, (incorporated herein by reference to Exhibit 10.1 to TSM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-33865)).

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

10.25	Employment Contract between Roberto García-Rodríguez and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on December 26, 2018 (File No. 001-33865)).

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

Exhibits	Description

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

Triple-S Management Corporation
Registrant

By:	/s/ Roberto García-Rodríguez	Date:	February 28, 2019
Roberto García-Rodríguez
President and Chief Executive Officer

By:	/s/ Juan J. Román-Jiménez	Date:	February 28, 2019
Juan J. Román-Jiménez
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	February 28, 2019
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Cari M. Domínguez	Date:	February 28, 2019
Cari M. Domínguez
Director and Vice-Chairman of the Board

By:	/s/ David H. Chafey, Jr.	Date:	February 28, 2019
David H. Chafey, Jr.
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	February 28, 2019
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	February 28, 2019
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	February 28, 2019
Manuel Figueroa-Collazo
Director

By:	/s/ Joseph A. Frick	Date:	February 28, 2019
Joseph A. Frick
Director

By:	/s/ Roberto Santa María-Ros	Date:	February 28, 2019
Roberto Santa María-Ros
Director

By:	/s/ Gail B. Marcus	Date:	February 28, 2019
Gail B. Marcus
Director

Triple-S Management
Corporation and Subsidiaries
Consolidated Financial Statements
December 31, 2018, 2017, and 2016

Page(s)

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triple-S Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for unrealized holding gains and losses on equity investments in 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-01, Recognition and measurement of financial assets and financial liabilities.

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
February 28, 2019

Stamp No. E360669
affixed to original.

We have served as the Company's auditor since 2015.

Triple-S Management Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017
(dollar amounts in thousands, except share data)

Assets	2018	2017
Investments and cash
Fixed maturities available for sale, at fair value (amortized cost of $1,168,369 in 2018 and $1,171,651 in 2017)	$1,199,402	$1,216,788
Fixed maturities held to maturity, at amortized cost (fair value of $2,619 in 2018 and $2,475 in 2017)	2,492	2,319
Equity investments, at fair value (cost of $265,858 in 2018 and $292,459 in 2017)	279,164	342,308
Other invested assets, at net asset value (amortized cost of $72,627 in 2018 and $34,670 in 2017)	74,015	34,985
Policy loans	9,469	9,077
Cash and cash equivalents	117,544	198,941
Total investments and cash	1,682,086	1,804,418
Premium and other receivables, net	628,444	899,327
Deferred policy acquisition costs and value of business acquired	215,159	200,788
Property and equipment, net	81,923	74,716
Deferred tax asset	79,010	65,123
Goodwill	25,397	25,397
Other assets	48,229	46,996
Total assets	$2,760,248	$3,116,765
Liabilities and Stockholders’ Equity
Claim liabilities	$936,789	1,106,876
Liability for future policy benefits	361,495	339,507
Unearned premiums	82,990	86,349
Policyholder deposits	174,110	176,534
Liability to Federal Employees’ Health Benefits and Federal Employees' Programs	44,926	52,287
Accounts payable and accrued liabilities	275,228	354,894
Deferred tax liability	3,245	21,891
Long term borrowings	28,883	32,073
Liability for pension benefits	31,274	33,672
Total liabilities	1,938,940	2,204,083

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders' equity Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at December 31, 2018 and 2017	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 21,980,492 and 22,627,077 shares at December 31, 2018 and 2017, respectively	21,980	22,627
Additional paid-in capital	34,021	53,142
Retained earnings	761,970	785,390
Accumulated other comprehensive income, net	3,062	51,254
Total Triple-S Management Corporation stockholders' equity	821,984	913,364
Non-controlling interest in consolidated subsidiary	(676)	(682)
Total stockholders' equity	821,308	912,682
Total liabilities and stockholders’ equity	$2,760,248	$3,116,765

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Earnings
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share data)

	2018	2017	2016
Revenues:
Premiums earned, net	$2,938,591	$2,826,932	$2,890,641
Administrative service fees	14,701	16,514	17,843
Net investment income	61,909	51,615	48,913
Other operating revenues	5,794	3,660	3,461
Total operating revenues	3,020,995	2,898,721	2,960,858
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(49)	(1,434)
Net realized gains, excluding other-than-temporary impairment losses on securities	298	10,880	18,813
Total net realized investment gains	298	10,831	17,379

Net unrealized investment losses on equity investments	(36,546)	-	-
Other income, net	11,312	6,533	6,569
Total revenues	2,996,059	2,916,085	2,984,806
Benefits and expenses:
Claims incurred, net of reinsurance	2,527,613	2,353,101	2,472,191
Operating expenses	554,715	477,213	493,894
Total operating costs	3,082,328	2,830,314	2,966,085
Interest expense	6,903	6,794	7,635
Total benefits and expenses	3,089,231	2,837,108	2,973,720
(Loss) income before taxes	(93,172)	78,977	11,086
Income tax (benefit) expense	(29,866)	24,496	(6,345)
Net (loss) income	(63,306)	54,481	17,431
Less: Net loss attributable to non-controlling interest	4	5	7

Net (loss) income attributable to Triple-S Management Corporation	$(63,302)	$54,486	$17,438

Earnings per share attributable to Triple-S Management Corporation
Basic net (loss) income per share	$(2.76)	$2.27	$0.71
Diluted net (loss) income per share	$(2.76)	$2.26	$0.71

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
December 31, 2018, 2017, and 2016
(dollar amounts in thousands)

	2018	2017	2016
Net (loss) income	$(63,306)	$54,481	$17,431
Other comprehensive (loss) income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(9,048)	13,867	(107)
Defined benefit pension plan:
Actuarial gain (loss), net	738	(5,028)	18,232
Prior service credit, net	-	20	(1,353)
Total other comprehensive income, net of tax	(8,310)	8,859	16,772
Comprehensive (loss) income	(71,616)	63,340	34,203
Comprehensive loss attributable to non-controlling interest	4	5	7
Comprehensive (loss) income attributable to Triple-S Management Corporation	$(71,612)	$63,345	$34,210

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
December 31, 2018, 2017, and 2016
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2015	$951	$24,048	$83,438	$713,466	$25,623	$847,526	$(670)	$846,856
Share-based compensation	-	223	2,576	-	-	2,799	-	2,799
Stock issued upon exercise of stock options	-	4	51	-	-	55	-	55
Repurchase and retirement of common stock	-	(954)	(20,473)	-	-	(21,427)	-	(21,427)
Comprehensive income (loss)	-	-	-	17,438	16,772	34,210	(7)	34,203
Balance, December 31, 2016	$951	$23,321	$65,592	$730,904	$42,395	$863,163	$(677)	$862,486
Share-based compensation	-	167	6,909	-	-	7,076	-	7,076
Repurchase and retirement of common stock	-	(861)	(19,359)	-	-	(20,220)	-	(20,220)
Comprehensive income (loss)	-	-	-	54,486	8,859	63,345	(5)	63,340
Balance, December 31, 2017	$951	$22,627	$53,142	$785,390	$51,254	$913,364	$(682)	$912,682
Share-based compensation	-	287	3,070	-	-	3,357	-	3,357
Repurchase and retirement of common stock	-	(934)	(22,191)	-	-	(23,125)	-	(23,125)
Comprehensive income (loss)	-	-	-	(63,302)	(8,310)	(71,612)	6	(71,606)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	39,882	(39,882)	-	-	-
Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2018, 2017, and 2016
(dollar amounts in thousands)

	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(63,306)	$54,481	$17,431
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,535	13,198	14,120
Net amortization of investments	3,976	10,114	8,671
Additions to the allowance for doubtful receivables	11,321	1,462	1,601
Deferred tax benefit	(32,078)	(9,916)	(8,326)
Net realized investment gains on sale of securities	(298)	(10,831)	(17,379)
Net unrealized loss on equity investments	36,546	-	-
Interest credited to policyholder deposits	5,722	5,677	3,794
Share-based compensation	3,357	7,076	2,463
(Increase) decrease in assets
Premium and other receivables, net	259,561	(614,424)	(5,320)
Deferred policy acquisition costs and value of business acquired	(12,258)	(6,596)	(7,286)
Deferred taxes	946	4,946	(4,799)
Other assets	(1,470)	5,117	(9,009)
Increase (decrease) in liabilities
Claim liabilities	(170,087)	618,933	(3,822)
Liability for future policy benefits	21,988	18,275	31,702
Unearned premiums	(3,359)	7,039	(950)
Liability to FEHBP	(7,361)	17,917	7,675
Accounts payable and accrued liabilities	(59,276)	166,450	(24,095)
Net cash provided by operating activities	7,459	288,918	6,471
The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2018, 2017, and 2016
(dollar amounts in thousands)

	2018	2017	2016
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale:
Fixed maturities sold	$1,302,810	$463,232	$400,848
Fixed maturities matured	24,945	18,893	56,988
Securities held to maturity:
Fixed maturities matured	8,182	2,712	1,538
Equity investments sold	203,841	59,963	109,049
Other invested assets sold	3,714	-	-
Acquisition of investments
Securities available for sale
Fixed maturities	(1,343,346)	(560,304)	(482,252)
Securities held to maturity
Fixed maturities	(8,356)	(2,197)	(1,445)
Equity investments	(156,486)	(134,834)	(163,119)
Other invested assets	(47,221)	-	-
Other investments	(705)	(2,064)	(2,493)
Net disbursements for policy loans	(392)	(513)	(663)
Net capital expenditures	(19,840)	(21,359)	(4,750)
Net cash used in investing activities	(32,854)	(176,471)	(86,299)
Cash flows from financing activities
Change in outstanding checks in excess of bank balances	(22,243)	12,683	12,250
Repayments of long-term borrowings	(3,236)	(2,836)	(1,742)
Repurchase and retirement of common stock	(22,377)	(20,220)	(21,371)
Net proceeds from revolving line of credit	-	1,964	-
Proceeds from policyholder deposits	18,531	13,557	18,224
Surrenders of policyholder deposits	(26,677)	(22,082)	(21,923)
Net cash used in financing activities	(56,002)	(16,934)	(14,562)
Net (decrease) increase in cash and cash equivalents	(81,397)	95,513	(94,390)
Cash and cash equivalents
Beginning of year	198,941	103,428	197,818
End of year	$117,544	$198,941	$103,428

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

1.	Nature of Business

Triple-S Management Corporation (the Corporation, the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries: (1) Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA), are managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV) and Triple-S Blue, Inc. (TSB), are engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3)  Triple-S Propiedad, Inc. (TSP), is engaged in the underwriting of property and casualty insurance policies.  The Company, TSS and TSA are members of the Blue Cross and Blue Shield Association (BCBSA). The Company and the above mentioned subsidiaries are subject directly or indirectly to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the General Superintendence of Insurance of Costa Rica, the U.S. Virgin Islands (USVI), the British Virgin Islands (BVI) Financial Services Commission, and the Anguilla Financial Services Commission.

The Company also owns a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives.  Besides its current operations, this health clinic owns controlling interests in other health clinics throughout the island.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  On September 21, 2018, TSS entered into a contract with the Puerto Rico Health Insurance Administration (ASES by its Spanish acronym), as one of the five managed care organizations (MCOs), that offer health care services to Medicaid and Child Health Insurance subscribers for the government of Puerto Rico’s revised Medicaid health insurance program.  The contract is effective from November 1, 2018 up to September 30, 2021, which term may be extended an additional year at ASES’s option.  The revised delivery model requires MCOs to serve subscribers in an island-wide basis, rather than through the assignment of specific regions within the Island.  Under the new agreement, TSS is responsible for the provision of medical, mental, pharmacy, and dental healthcare services on an at-risk basis to subscribers who enroll with TSS.  ASES will pay TSS a per member per month rate that will vary depending on the clinical condition or category of the subscriber and initially assigned TSS approximately 280,000 subscribers across the Island.  Since April 1, 2015 up to the effective date of the new contract, TSS provided medical, mental, pharmacy and dental healthcare services to Medicaid subscribers in the Metro-North and West regions of the government of Puerto Rico’s health insurance program, which included approximately 400,000 subscribers, on an at-risk basis.

A substantial majority of the Company’s business activity is within Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
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

Cash Equivalents
The Company considers all highly liquid debt instruments with maturities of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are recorded at cost, which approximates fair value.  Cash equivalents of $49,233 and $87,572 at December 31, 2018 and 2017, respectively, consist principally of money market funds and certificates of deposit with original maturities of three months or less.

Investments

Fixed maturities
Investment in debt securities at December 31, 2018 and 2017 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Equity investments
Investment in equity securities at December 31, 2018 and 2017 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are mainly based on quoted market prices for those or similar investments at the reporting date.  For a specific equity investment, the fair value is estimated using the net asset value (NAV) of the Company’s ownership interest in the partnership.  Following the implementation on January 1, 2018 of Accounting Standard Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized holding gains and losses, on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific‑identification basis.

Other invested assets
Other invested assets at December 31, 2018 and 2017 consist mainly of alternative investments in partnerships which invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of December 31, 2018 amounted to $80,484.  The remaining average commitments period is approximately three years.

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

Premiums for the Medicaid business are based on a bid contract with ASES and billed in advance of coverage period.  Under the risk-based Medicaid contract that expired on October 31, 2018, there is an excess profit agreement which stipulates that the profit of TSS for each fiscal year of the contract term shall not exceed two and a half percentage (2.5%) of the fixed amount paid by ASES for each member.  In the event that the profit exceeds this amount, TSS and ASES shall share the excess profit in proportions of fifty percent (50%), subject to the compliance by TSS with certain quality metrics.  ASES retains the right to determine the outcome of the excess profit agreement that is based on audited financial statements of the contracted services submitted annually by TSS and the validation of the incurred-but-not-reported reserve by ASES’s actuary.  We estimate on a monthly basis any estimated amount due to ASES and reflect any adjustments to premium revenue in current operations.  As the runout of the contract progresses and additional information becomes available, any change in the estimated accrual will be recorded in the operating results of the period in which the information becomes available.  We report any estimated net amounts due to ASES within accounts payable and accrued liabilities in the consolidated balance sheets.  As of December 31, 2018, the Company had accrued an estimated profit sharing due to ASES of $4,294.  There was no accrued profit sharing due to ASES as of December 31, 2017.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The Medicaid contract that became effective November 1, 2018 includes a minimum medical loss ratio (MLR) provision where the Company has to remit to ASES the excess of the target MLR of 92% over the actual MLR for any given contract year and would be reflected as an adjustment to premium revenue in current operations.  The target established in the contract follows regulation requirements of the Centers for Medicare and Medicaid Services (CMS) for Medicaid managed care contracts codified in 42 CFR part 438.  As of December 31, 2018, there was no accrued amount due to ASES related to this provision.

Premiums for the Medicare Advantage (MA) business are based on a bid contract with CMS and billed in advance of the coverage period.  We recognize premium revenue in the period in which we are obligated to provide services to our members. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue throughout the related coverage period.  MA contracts are renewed annually and provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company.  Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership.  These risk adjustments are evaluated quarterly, based on actuarial estimates.  Actual results could differ from these estimates.  We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate settlements are received from CMS, or we receive notification of such settlement amounts.  The data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlements occur, which may result in the refund of premiums to CMS.  As additional information becomes available, the recorded estimate is revised and reflected in operating results in the period in which it becomes available.

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
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

In the life and accident and health segment, deferred acquisition costs (DAC) consist of commissions and certain expenses related to the successful acquisition of the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future benefits and maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, from 3.90% to 5.75% for 2018 and 2017, and 5.15% for 2016, and, in the case of the value of business acquired, at the time of any acquisition.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of estimated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are updated for current and future issues which may result in a change or release of deferred policy acquisition costs amortization through the consolidated statements of earnings.

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

Asset Category	Estimated Useful Life

Buildings	20 to 50 years
Building improvements	3 to 10 years
Leasehold improvements	10 years
Office furniture	7 years
Computer software	3 to 5 years
Computer equipment, equipment, and automobiles	3 to 5years

Long-Lived Assets, including Goodwill
Long‑lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  During 2018, 2017 and 2016, impairment tests on intangible assets were performed and based on the results of the tests no impairment was recorded.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $2,615, $2,798, and $3,182, during the years ended December 31, 2018, 2017, and 2016, respectively, is included within the interest expense in the accompanying consolidated statements of earnings.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Policyholder account balances for universal life and interest sensitive products are equal to policy account values. The policy account primarily comprises cumulative deposits received and interest credited to the policyholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  Interest rates credited to policyholder account balances during 2018 and 2017 ranged from 2.0% to 4.5% for universal life and interest sensitive products.  The universal life and interest sensitive products represented $83,563 and $75,956 of the policyholder deposits balance on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Reinsurance
In the normal course of business, the insurance-related subsidiaries seek to limit their exposure that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Prospective reinsurance premiums, commissions, and expense reimbursements, related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Accordingly, reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

Premiums ceded and recoveries of losses and loss-adjustment expenses under prospective reinsurance treaties have been reported as a reduction of premiums earned and losses and loss-adjustment expenses incurred, respectively.  Property and casualty commission and expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are presented within premium and other receivables, net in the accompanying consolidated balance sheets.  Accounts payable and accrued liabilities within the accompanying consolidated balance sheets include $2,712 and $110,850 of advances received for hurricane related claims as of December 31, 2018 and 2017, respectively.

Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance.  In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and where practical the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately.  Initial gains in connection with retroactive reinsurance contracts are deferred and amortized into income over the settlement period while losses are recognized immediately.  When changes in the estimated amount recoverable from the reinsurer or in the timing of receipts related to that amount occur, a cumulative amortization adjustment is recognized in earnings in the period of the change so that the deferred gain reflects the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction.  The Company uses the recovery method to amortize any deferred gain, which is included within the claims incurred in the accompanying consolidated statements of earnings.  The recovery method provides an amortization in proportion to the estimated recoveries made as of each reporting date as a percentage of total estimated recoveries.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Health Insurance Providers Fee
The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year.  The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight-line basis. The fee payment is due on September 30 of each year.  The Company incurred approximately $50,100 and $44,100 of such fees in 2018 and 2016, respectively, which are presented within operating expenses in the accompanying consolidated statements of earnings. The HIP Fee was waived for all health insurance providers during the year ended December 31, 2017.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Recently Adopted Accounting Standards
On January 5, 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information (Accounting Standard Update (ASU) 2016-01).  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. The Company also adopted guidance issued by FASB on March 9, 2018 that removes the previous guidance for Other Than Temporary Impairment of Certain Investments in Equity Securities as required by SEC Staff Accounting Bulletin (SAB) No. 117 and SEC Release No. 33-9273, since it is no longer applicable.   For public companies, these amendments became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance for equity securities effective January 1, 2018.  A cumulative-effect adjustment of $39,882 was made from accumulated other comprehensive income to the beginning retained earnings at the implementation date.

On February 28, 2018, the Financial Accounting Standard Board (FASB) issued guidance for Technical Corrections and Improvement to Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Areas for correction or improvement include (1) equity securities without a readily determinable fair value—discontinuation, (2) equity securities without a readily determinable fair value—adjustments, (3) forward contracts and purchased options, (4) presentation requirements for certain fair value option liabilities, (5) fair value option liabilities denominated in a foreign currency, and (6) transition guidance for equity securities without a readily determinable fair value. For public companies, these amendments, became effective on a prospective basis, for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 adoption of these amendments was not effective until the interim period beginning after June 15, 2018.  The Company adopted this guidance effective June 30, 2018.  The adoption of this guidance did not have a material impact on the presentation of the Company’s consolidated results of operations.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Future Adoptions of Accounting Standards
On February 25, 2016, the Financial Accounting Standards Board (FASB) issued guidance to increase transparency and comparability among organizations by requiring the recognition of a lease right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payment on the balance sheet, for both finance and operating leases with lease terms of more than 12 months.  The classification of finance or operating will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  Lessors are required to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  In July 2018, the FASB issued the following guidance “Leases – Targeted Improvements” and “Codification Improvement to Leases” to assist in the implementation of leases and address certain technical corrections and improvement to the recently issued lease standard.  Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors and other implementation considerations.  For public companies, the amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company will adopt the standard effective January 1, 2019 using a modified prospective approach by recording a cumulative effect adjustment to beginning retained earnings at the implementation date for leases existing as of that date. The Company does not expect the standard to have a material impact in its consolidated balance sheet following the recognition of ROU assets and lease liabilities for its operating leases.  We do not expect the adoption of this guidance to have a material impact on our consolidated statement of earnings or cash flows.  In addition, the Company implemented control processes and procedures, as necessary, based on changes resulting from the new standard.

On June 16, 2016, the FASB issued guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public companies, these amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect a material impact from the implementation of this guidance.

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

On July 16, 2018, the FASB issued guidance Codification Improvements which represents changes to clarify, correct errors in, or make minor improvements to the Codification.  The change addresses conflicts or unclear intent in the following areas: (1) Comprehensive Income – Overall, (2) Debt – Modifications and Extinguishments, (3) Distinguishing Liabilities from Equity – Overall, (3) Compensation – Stock Compensation – Income Taxes, (4) Derivatives and Hedging – Overall – Other Presentation Matters, (5) Fair Value Measurement – Overall and (6) Financial Services – Brokers and Dealers – Liabilities and Financial Services – Depository and Lending.  Some of the amendments in this update do not require transition guidance and are effective immediately.  However, many of the amendments do have transition guidance, effective for public companies for annual periods beginning after December 15, 2018.  The guidance will be implemented effective January 1, 2019.  The Company does not expect a material impact from the implementation of this guidance.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

On August 15, 2018, the FASB issued guidance for Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts which provides meaningful improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.  The amendments improve the timeliness of recognizing changes in the liability for future policy benefits for long-duration contracts by requiring that underlying cash flow assumptions are reviewed and updated at least annually to current estimates without a provision for adverse deviation.  The resulting change to the liability for future policy benefits related to the assumption changes will be recognized within earnings.  The discount rate used to discount future cash flows will be updated both annually and at each interim period based on the yield of an upper-medium grade fixed-income instrument.  The resulting change in the liability for Future Policy Benefits will be reported through Other Comprehensive Income.  The guidance also introduces a new concept for market risk benefits for certain contracts which protect the contract holder from other-than-normal capital market risk and which expose the insurance company to such risks.  These contracts will be required to be measured at fair value with the corresponding changes in value reported through net income.  Additionally, the amendment simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, and requires that those balances be amortized on a constant level basis over the expected term of the related contracts.  This guidance also requires increased and enhanced disclosure requirements for long-duration contracts and related balances.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2020.  The Company is currently evaluating the impact the adoption of this guidance may have in its consolidated financial statements.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

On August 29, 2018, the FASB issued guidance for Intangibles – Goodwill and Other – Internal-Use Software.  Guidance addresses customer’s accounting for implemented costs incurred in a cloud computing arrangement that is a service contract and aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.  The amendments require a customer in a hosting arrangement that is a service contract to determine which implementation costs to capitalize as an asset related to service contract and which costs to expense.  Additionally, it requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement.  For public companies, these amendments, will be applied on a prospective basis, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the year that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

3.	Investment in Securities

The amortized cost for debt securities and cost for alternative investments, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security as of December 31, were as follows:

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$21,470	$120	$(1)	$21,589
U.S. Treasury securities and obligations of U.S. government instrumentalities	174,675	2,349	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,295	-	-	8,295
Municipal securities	692,205	18,112	(538)	709,779
Corporate bonds	186,085	9,724	(239)	195,570
Residential mortgage-backed securities	75,373	1,298	-	76,671
Collateralized mortgage obligations	10,266	208	-	10,474
Total fixed maturities available for sale	$1,168,369	$31,811	$(778)	$1,199,402

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$1,431	$13	$-	$1,444
U.S. Treasury securities and obligations of U.S. government instrumentalities	118,858	41	(550)	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,059	34	-	8,093
Municipal securities	771,789	30,468	(1,467)	800,790
Corporate bonds	217,046	17,767	(489)	234,324
Residential mortgage-backed securities	32,465	2	(355)	32,112
Collateralized mortgage obligations	22,003	10	(337)	21,676
Total fixed maturities	1,171,651	48,335	(3,198)	1,216,788
Equity securities
Mutual Funds	292,459	50,072	(223)	342,308
Alternative investments	34,670	559	(244)	34,985
Total equity securities	327,129	50,631	(467)	377,293
Total	$1,498,780	$98,966	$(3,665)	$1,594,081

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S.government instrumentalties	$617	$125	$-	$742
Residential mortgage-backed securities	190	2	-	192
Certificates of deposits	1,685	-	-	1,685
Total	$2,492	$127	$-	$2,619

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$617	$154	$-	$771
Residential mortgage-backed securities	191	2	-	193
Certificates of deposits	1,511	-	-	1,511
Total	$2,319	$156	$-	$2,475

	2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$72,627	$2,042	$(654)	$74,015

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, were as follows:

	2018
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$1,469	$(1)	1	$-	$-	-	$1,469	$(1)	1
Municipal securities	62,328	(349)	10	17,648	(189)	3	79,976	(538)	13
Corporate bonds	52,539	(239)	18	-	-	-	52,539	(239)	18
Total fixed maturities	$116,336	$(589)	29	$17,648	$(189)	3	$133,984	$(778)	32
Other invested assets - Alternative investments	$7,399	$(351)	3	$10,447	$(303)	2	$17,846	$(654)	5

	2017
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$96,617	$(550)	7	$-	$-	-	96,617	(550)	7
Municipal securities	162,731	(1,467)	27	-	-	-	162,731	(1,467)	27
Corporate bonds	80,374	(489)	16	-	-	-	80,374	(489)	16
Residential mortgage-backed securities	31,736	(355)	19	-	-	-	31,736	(355)	19
Collateralized mortgage obligations	13,630	(239)	3	7,294	(98)	2	20,924	(337)	5
Total fixed maturities	$385,088	$(3,100)	72	$7,294	$(98)	2	$392,382	$(3,198)	74
Equity securities
Mutual funds	42,983	(223)	6	-	-	-	42,983	(223)	6
Alternative investments	9,986	(212)	5	3,162	(32)	1	13,148	(244)	6
Total equity securities	52,969	(435)	11	3,162	(32)	1	56,131	(467)	12
Total for securities available for sale	$438,057	$(3,535)	83	$10,456	$(130)	3	$448,513	$(3,665)	86

The Company regularly monitors and evaluates the difference between the amortized cost and estimated fair value of fixed maturity securities.  For fixed maturity securities with a fair value below amortized cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest, and (5) other factors, as applicable.  This process is not exact and requires further consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate.

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
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

The Company’s process for identifying and reviewing available for sale and other invested assets for other-than-temporary impairments during any quarter includes the following:

•
Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $100.

•
For any securities with a gross unrealized investment loss we might review and evaluate investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Alternative Investments:  As of December 31, 2018, alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.

Maturities of investment securities classified as available for sale and held to maturity at December 31, 2018 were as follows:

	Amortized Cost	Estimated Fair Value

Securities available for sale
Due in one year or less	$18,707	$18,809
Due after one year through five years	355,334	357,777
Due after five years through ten years	428,212	435,669
Due after ten years	280,477	300,002
Residential mortgage-backed securities	75,373	76,671
Collateralized mortgage obligations	10,266	10,474
	$1,168,369	$1,199,402
Securities held to maturity
Due in one year or less	$1,685	$1,685
Due after ten years	617	742
Residential mortgage-backed securities	190	192
	$2,492	$2,619

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $7,982 and $5,229 (fair value of $8,217 and $5,571) at December 31, 2018 and 2017, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

4.	Realized and Unrealized Gains

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, is as follows:

	2018	2017	2016

Realized gains (losses)
Fixed maturity securities:
Securities available for sale
Gross gains	$3,730	$1,460	$3,086
Gross losses	(18,627)	(2,176)	(2,744)
Total fixed maturity securities	(14,897)	(716)	342
Equity investments:
Gross gains	16,045	12,154	19,674
Gross losses	(2,290)	(558)	(1,203)
Gross losses from other-than-temporary impairments	-	(49)	(1,434)
Total equity investments	13,755	11,547	17,037
Other invested assets:
Gross gains	1,492	-	-
Gross losses	(52)	-	-
Total other invested assets	1,440	-	-
Net realized gains on securities	$298	$10,831	$17,379

	2018	2017	2016

Changes in unrealized gains (losses)
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	$(14,104)	$(2,203)	$1,953
Other invested assets	1,073	-	-
Equity securities	-	20,514	2,172

Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$(29)	$(20)	$(19)

The change in deferred tax asset (liability) on unrealized gains (losses) recognized in accumulated other comprehensive income during the years 2018, 2017, and 2016 was $2,292, $(3,846), and $(1,085), respectively.

As of December 31, 2018 and 2017 no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

5.	Net Investment Income

Interest and/or dividend income for the years ended December 31 were are as follows:

	2018	2017	2016

Fixed maturities	$43,873	$38,414	$37,139
Equity securities	12,261	10,728	9,666
Other invested assets	1,679	-	-
Policy loans	754	709	619
Cash equivalents and interest-bearing deposits	1,407	798	257
Other	1,935	966	1,232
Total	$61,909	$51,615	$48,913

6.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2018	2017

Premium	$94,613	$103,027
Self-funded group receivables	31,184	39,859
FEHBP	14,030	13,346
Agent balances	30,224	32,818
Accrued interest	12,426	14,331
Reinsurance recoverable	399,202	661,679
Other	88,807	70,150
	670,486	935,210
Less allowance for doubtful receivables:
Premium	32,487	26,490
Other	9,555	9,393
	42,042	35,883
Premium and other receivables, net	$628,444	$899,327

As of December 31, 2018 and 2017, the Company had premiums and other receivables of $54,329 and $81,838, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations. The related allowance for doubtful receivables as of December 31, 2018 and 2017 were $20,984 and $16,436, respectively.

Reinsurance recoverable as of December 31, 2018 and 2017 includes $350,353 and $613,000 related to expected catastrophe losses covered by the Property and Casualty segment’s reinsurance program, reflecting the anticipated gross losses related to Hurricanes Irma and Maria, which made landfall in Puerto Rico during the month of September 2017.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

7.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2015	$161,731	$28,917	$190,648

Additions	47,742	-	47,742
VOBA interest at an average rate of 5.15%	-	1,381	1,381
Amortization	(40,848)	(4,136)	(44,984)
Net change	6,894	(2,755)	4,139
Balance, December 31, 2016	168,625	26,162	194,787

Additions	48,701	-	48,701
VOBA interest at an average rate of 5.17%	-	1,253	1,253
Amortization	(39,605)	(4,348)	(43,953)
Net change	9,096	(3,095)	6,001
Balance, December 31, 2017	177,721	23,067	200,788

Additions	51,144	-	51,144
VOBA interest at an average rate of 5.11%	-	1,120	1,120
Amortization	(35,005)	(2,888)	(37,893)
Net change	16,139	(1,768)	14,371
Balance, December 31, 2018	$193,860	$21,299	$215,159

A portion of the amortization of the DPAC and VOBA is recorded as an amortization expense and included within the operating expenses in the accompanying consolidated statements of earnings.  The remaining portion of the DPAC and VOBA amortization includes the unrealized investment gains and losses that would have been amortized if such gains and losses had been realized, which for the years ended December 31, 2018 and 2017 amounted to $2,113 and $598, respectively, and is included within the unrealized gains on securities component of other comprehensive income.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2019	$2,939
2020	2,064
2021	1,845
2022	1,630
2023	1,697

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

8.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2018	2017

Land	$10,976	$10,976
Buildings and leasehold improvements	68,424	64,856
Office furniture and equipment	39,421	35,070
Computer equipment and software	137,183	116,244
Automobiles	795	701
	256,799	227,847
Less accumulated depreciation and amortization	174,876	153,131
Property and equipment, net	$81,923	$74,716

The Company recognized depreciation expense on property and equipment of $12,583, $11,930, and $12,335 for the years ended December 31, 2018, 2017, and 2016, respectively.

9.	Goodwill

Certain business combination transactions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired, and is assigned to reporting units.  Goodwill recorded as of December 31, 2018 and 2017 was $25,397 which is all attributable to the Medicare Advantage reporting unit within the Managed Care segment.

As required by accounting guidance, the 2018, 2017 and 2016 annual goodwill impairment tests were performed, and based on the results of the tests, no impairment charge was required.  If the Company does not achieve its earnings objectives or the cost of capital raises significantly, the assumptions and estimates underlying these impairment tests could be adversely affected and result in future impairment charges that would negatively impact its operating results.  Cumulative goodwill impairment charges were $2,369 as of December 31, 2018 and 2017.  All cumulative goodwill impairment is related to the health clinic reporting unit which has been fully impaired.

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
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2018 and 2017.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2018
Balance as of January 1,	$-
Realized gains	-
Unrealized in other accumulated comprehensive income	-
Purchases	3,805
Sales	-
Capital Distributions	-
Balance as of December 31,	$3,805

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in note 3.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, for assets measured at fair value on a recurring basis:

	2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$21,589	$-	$21,589
U.S. Treasury securities and obligations of U.S. government instrumentalities	177,024	-	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,295	-	8,295
Municipal securities	-	709,779	-	709,779
Corporate bonds	-	195,570	-	195,570
Residential agency mortgage-backed securities	-	76,671	-	76,671
Collaterized mortgage obligations	-	10,474	-	10,474
Total fixed maturities	$177,024	$1,022,378	$-	$1,199,402

Equity investments	$147,348	$128,011	$3,805	$279,164

	2017
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$1,444	$-	$1,444
U.S. Treasury securities and obligations of U.S. government instrumentalities	118,349	-	-	118,349
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,093	-	8,093
Municipal securities	-	800,790	-	800,790
Corporate bonds	-	234,324	-	234,324
Residential agency mortgage-backed securities	-	32,112	-	32,112
Collaterized mortgage obligations	-	21,676	-	21,676
Total fixed maturities	$118,349	$1,098,439	$-	$1,216,788

Equity securities	$193,159	$149,149	$-	$342,308

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities, and short-term borrowings approximate fair value because of the short-term nature of these items.  These assets and liabilities are not listed in the table below.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheets at December 31 are as follows:

	2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,469	$-	$9,469	$-	$9,469

Liabilities:
Policyholder deposits	$174,110	$-	$174,110	$-	$174,110
Long-term borrowings:
Loans payable to bank - variable	29,114		29,114	-	29,114
Total liabilities	$203,224	$-	$203,224	$-	$203,224

	2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,077	$-	$9,077	$-	$9,077

Liabilities:
Policyholder deposits	$176,534	$-	$176,534	$-	$176,534
Long-term borrowings:
Loans payable to bank - variable	32,350	-	32,350	-	32,350
Total liabilities	$208,884	$-	$208,884	$-	$208,884

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

11.	Claim Liabilities and Claim Adjustment Expenses

A reconciliation of the beginning and ending balances of claim liabilities in 2018, 2017 and 2016 is as follows:

	2018
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$367,357	$739,519	$1,106,876
Reinsurance recoverable on claim liabilities	-	(633,099)	(633,099)
Net claim liabilities at beginning of year	367,357	106,420	473,777
Claims incurred
Current period insured events	2,308,516	103,368	2,411,884
Prior period insured events	(36,015)	120,961	84,946
Total	2,272,501	224,329	2,496,830
Payments of losses and loss-adjustment expenses
Current period insured events	1,982,372	57,260	2,039,632
Prior period insured events	263,260	46,469	309,729
Total	2,245,632	103,729	2,349,361
Net claim liabilities at end of year	394,226	227,020	621,246
Reinsurance recoverable on claim liabilities	-	315,543	315,543
Claim liabilities at end of year	$394,226	$542,563	$936,789

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
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

The unfavorable developments in the claims incurred and loss-adjustment expenses for prior period insured events in 2018 is driven by an adverse development of approximately $128,678 in the Property and Casualty segment losses related to Hurricane Maria, partially offset by better than expected utilization trends in the Managed Care segment.  The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for 2017 and 2016 are primarily due to better than expected utilization trends in the Managed Care segment.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $30,783, $25,794, and $28,752 that is included within the consolidated claims incurred during the years ended December 31, 2018, 2017 and 2016, respectively.

The following is information about incurred and paid claims development, net of reinsurance, as of December 31, 2018, as well as cumulative claim frequency.  Additional information presented includes total incurred-but-not-reported liabilities plus expected development on reported claims is included within the net incurred claims amounts.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The information about incurred and paid claims development for the year ended December 31, 2015 and previous years are presented as supplementary information and are unaudited where indicated. The average annual percentage payout of incurred claims by age as of December 31, 2018, is presented as required supplementary information.

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

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2018

				(in thousands)
Incurred Year	2017	2018	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2017	$2,231,052	2,216,578	65,459	17,652
2018		2,308,516	325,857	18,259
	Total	$4,525,094

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Incurred Year	2017	2018
2017	$1,940,410	2,151,406
2018		1,982,372
	Total	$4,133,778
All outstanding liabilities before 2017, net of reinsurance		2,910
Liabilities for claims and claim adjustment expenses, net of reinsurance		$394,226

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Property and Casualty

Claims liability for property and casualty represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expense for investigating and setting claims.

All Lines in thousands
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
Incurred Year	Incurred amount										Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	51,778	51,760	50,848	51,298	51,564	51,315	51,485	51,293	51,563	$51,439	$99	16,089
2010		54,226	54,090	55,266	56,400	57,115	57,386	57,242	56,960	56,981	135	18,012
2011			51,315	50,287	51,105	50,776	51,895	52,099	51,729	51,684	168	20,919
2012				49,040	49,856	48,900	49,817	48,945	48,186	47,731	392	20,217
2013					52,343	51,030	49,606	49,168	48,229	47,550	785	22,360
2014						48,430	45,410	43,707	42,547	41,457	916	22,044
2015							45,067	40,175	37,271	35,505	1,094	20,069
2016								48,127	44,294	41,168	2,788	19,397
2017									60,694	187,376	15,519	47,415
2018										40,619	15,563	15,876
									Total	$601,510

Cumulative Paid claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	23,843	35,327	41,810	45,838	48,637	49,709	50,196	50,371	50,594	$50,680
2010		27,118	38,964	45,409	49,808	52,890	54,027	54,996	55,715	56,253
2011			24,534	34,835	41,606	44,996	47,908	49,598	50,457	50,761
2012				22,677	33,620	40,406	43,663	45,607	46,094	46,441
2013					21,376	33,249	38,979	42,840	44,252	45,234
2014						18,752	28,657	33,809	36,875	37,857
2015							17,063	24,935	28,040	30,729
2016								20,099	28,996	32,820
2017									28,414	41,855
2018										16,555

										$409,185
	All outstanding liabilities before 2009, net of reinsurance									1,623
	Liabilities for claims and claims adjustment expenses, net of reinsurance									$193,948

The following table includes the annual percentage payout of incurred claims by age, net of reinsurance, for property and casualty segment as supplementary information as of December 31, 2018:

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Average	43.2%	20.6%	11.7%	7.4%	4.3%	2.1%	1.3%	0.7%	0.7%	0.2%

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The reconciliation of the net incurred and paid claims development tables, by segment, to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

As of December 31, 2018

Net outstanding liabilities
Managed Care	$394,226
Property and Casualty	193,948
Other short-duration insurance lines	3,655
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	591,829

Reinsurance recoverable on unpaid claims - Property and Casualty	302,928

Insurance lines other than short-duration	42,502
Intersegment elimination	(470)
Total gross liability for unpaid claims and
claim adjustment expense	$936,789

Claim liabilities as of December 31, 2018 and 2017 include approximately $415,900 and $605,200, respectively, of gross losses related to the impact of Hurricanes Irma and Maria which made landfall in Puerto Rico in September 2017.

12.	Federal Employees’ Health Benefits (FEHBP) and Federal Employees’ (FEP) Programs

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.

The Company also has funds available related to the FEHBP amounting to $60,959 and $68,425 as of December 31, 2018 and 2017, respectively, and are included within cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds are used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2018 and 2017 was $62,911 and $32,928, respectively.  The Company received $27 and $6,687, of payments made from the contingency reserve fund of OPM during 2017 and 2016, respectively.  The Company did not receive contingency reserve payments during 2018.  During the year ended December 31, 2018 the Company returned excess reserves of $23,030 to the contingency reserve fund.

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

The claims payments and operating expenses charged to the FEP are subject to audit by the BCBSA. Management is of the opinion that the adjustments, if any, resulting from such audits will not have a significant effect in the accompanying consolidated financial statements. Operating expenses reimbursed in connection with the FEP have been audited through 2013 by BCBSA.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

13.	Long-Term Borrowings

A summary of the borrowings entered by the Company as of December 31 is as follows:

	2018	2017

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 3.35% at December 31, 2018).	$7,907	$9,547
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 5.15% at December 31, 2018).	18,218	19,226
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 5.65% at December 31, 2018).	2,989	3,577
Total borrowings	29,114	32,350

Less: unamortized debt issuance costs	231	277
	$28,883	$32,073

Aggregate maturities of the Company’s borrowings as of December 31, 2018 are summarized as follows:

Year ending December 31
2019	$3,236
2020	3,236
2021	3,236
2022	3,236
2023	2,942
Thereafter	13,228
$29,114

On December 28, 2016, TSM entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41,000 secured loan payable with the same commercial bank.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due December 2020 ($24,000) and fund a portion of a debt service reserve for the loan (approximately $200).  Interest payable commenced on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.  The Company was in compliance with all these covenants as of December 31, 2018.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Interest expense on the above borrowings amounted to $1,375, $1,196, and $1,763, for the years ended December 31, 2018, 2017, and 2016, respectively.

On April 18, 2017, TSA entered into a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points and contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit had an original maturity date of April 17, 2018 and was renewed for an additional year, maturing on April 30, 2019.

14.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2018	2017	2016	2018	2017	2016

Gross	$3,009,830	$2,893,765	$2,945,017	$2,657,639	$3,010,728	$2,454,758
Ceded	(73,591)	(71,295)	(59,032)	(163,898)	(687,520)	(15,008)
Assumed	2,352	4,462	4,656	3,089	4,099	3,689
Net	$2,938,591	$2,826,932	$2,890,641	$2,496,830	$2,327,307	$2,443,439

(1)
The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $30,783, $25,794, and $28,752 that is included within the consolidated claims incurred during the years ended December 31, 2018, 2017 and 2016, respectively.

TSS, TSA, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2018, 2017, and 2016 TSP placed 16.45%, 14.88%, and 13.16% of its reinsurance business with one reinsurance company.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

TSS has excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year and are subject to modifications and negotiations at each renewal date.  Premiums ceded under these contracts amounted to $1,524, $2,168, and $3,148 in 2018, 2017 and 2016, respectively.  Claims ceded amounted to $320, $463, and $1,700, in 2018, 2017 and 2016, respectively.  Principal reinsurance agreements include an organ transplant excess of loss treaty, which covers:

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

TSA has an excess of loss reinsurance treaty whereby it cedes a portion of its premiums to a third party.  This reinsurance contract is for a period of one year and is subject to modifications and negotiations in each renewal date.  Premiums ceded under this contract amounted to $2,300 and $1,224, in 2018 and 2017, respectively. Claims ceded amounted to $1,804 and $1,360, in 2018 and 2017, respectively.  This reinsurance agreement includes an excess of loss reinsurance coverage for certain hospital inpatient, hospital outpatient, ambulance, and physician services as well as pharmaceutical drugs. This agreement covers a maximum of $2,000 per person, per agreement term.

TSP utilized facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.  Under these treaties, TSP ceded premiums written were $60,354, $62,268, and $45,957, in 2018, 2017, and 2016, respectively. In 2018 and 2017, TSP ceded claims incurred amounting to $152,704 and $678,624, respectively, related to losses caused by Hurricanes Irma and Maria.

During 2018, as part of the catastrophe program, TSP signed a multiyear reinsurance contract providing for retroactive and prospective reinsurance coverage.  The retroactive coverage resulted in a deferred gain on retroactive reinsurance of $25,000 as of December 31, 2018, which is presented within the accounts payable and accruals in the accompanying consolidated balance sheets.  The deferred gain on the retroactive reinsurance will be amortized using the recovery method.  The recovery method provides for the amortization in proportion to the estimated recoveries made as of the reporting date as a percentage of total estimated recoveries.

Ceded unearned reinsurance premiums arising from TSP reinsurance transactions amounted to $11,760 and $12,393 as of December 31, 2018 and 2017, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

Most principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal.  Current property and catastrophe reinsurance program was renewed effective April 1, 2018 for the twelve-month period ending March 31, 2019.  Other contracts were renewed as expiring on January 1, 2019.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Principal reinsurance agreements are as follows:

•	Casualty excess of loss treaty provides reinsurance for losses up to $12,000, subject to a retention of $225.

•	Medical malpractice excess of loss treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•	Property reinsurance treaty includes proportional cessions and a per risk excess of loss contract limiting losses to $325 in $30,000 risks.

•	Catastrophe protection is purchased limiting losses to $10,000 per event with losses up to approximately $915,000.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $8,780, $8,826, and $8,838, in 2018, 2017, and 2016, respectively. Principal reinsurance agreements are as follows:

•
Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

•	Facultative pro rata agreements for the long‑term disability insurance, reinsuring 65% of the risk.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $200.

•	Excess of loss agreement for the major medical business in Costa Rica reinsuring 100% of all claims over $35.

TSV participates in various retrocession reinsurance agreements. The retrocessions are based on group life and health reinsurance business pools for which TSV has participations ranging from 6.7% to 10% of the total reinsurance facility. TSV share of the reinsurer’s gross liability is limited to a maximum that ranges depending on the agreement from $50 to $500 per covered life. The agreements cover new and renewal business for a period of twelve months and may be cancelled subject to ninety days written notice at any anniversary date.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

15.	Income Taxes

The Company and its subsidiaries are subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  The Company is potentially subject to income tax audits in the Commonwealth of Puerto Rico for the taxable year 2015 and after, until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete.

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

On December 22, 2017, U.S Government enacted PL 115-97, better known as the Tax Cut and Jobs Act (TCJA). The TCJA incorporates a series of changes in tax rates at the federal level applicable for taxable years beginning after December 31, 2017 and before January 1, 2026.  The U.S. federal maximum corporate income tax rate is reduced from 35% to a 21% flat rate, this change did not have a significant impact for the Company and its insurance subsidiaries are only taxed in that jurisdiction for passive income earned on investments, which continue to be subject to withholding at source at its gross level. In addition, the TCJA incorporates restrictions on insurance business exception to passive foreign investment company (PFIC) rules, that were taxed under the PFIC’s earnings, subject to an exception for certain income derived in the active conduct of an insurance business. At the moment, no significant impact for the Company has been identified.  We annually test our compliance with the new guidelines for Section 1297 PFIC test, at the insurance subsidiary level.

On December 10, 2018, the Puerto Rico Government signed in to Law by, P C 1544, better known as the Puerto Rico Tax Reform, now Act 257 of 2018. With this Law, additional amendments are incorporated to the Puerto Rico Internal Revenue Code. Approved changes include: (i) a decrease in the maximum corporate tax rate from 39% to 37.5%; (ii) an increase from 80% to a 90% in the amount of net operating loss carryover deduction available to be claimed against current year net income for regular tax purposes; (iii) an increase in the withholding at source for services rendered from 7% to 10% ; (iv) a limitation in the amounts of net operating losses generated by a corporate shareholder allowed to be netted against net income distributed from a flow-through investment, not permitted for taxable years beginning after December 31, 2018; and (v) a revised large taxpayer definition to include flow-through entities and extend the determination of audited financial statement requirements at the group level.  The Puerto Rico Tax Reform also adds requirements for the deductibility of certain expenses as well as disclosure requirements related to any uncertain tax position (UTP) recorded following GAAP.  All of these changes are effective for taxable years beginning January 1, 2019.  During the year ended December 31, 2018, the Company recorded an additional deferred tax expense of $3,165 million related to the impact that the lower corporate tax rate had in our net deferred tax assets.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $1,147, $985, and $733, in 2018, 2017, and 2016, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.

The components of income tax expense (benefit) consisted of the following:

	2018	2017	2016

Current income tax expense	$2,212	$34,412	$1,981
Deferred income tax benefit	(32,078)	(9,916)	(8,326)
Total income tax (benefit) expense	$(29,866)	$24,496	$(6,345)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The income tax (benefit) expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2018	2017	2016

(Loss) income before taxes	$(93,172)	$78,977	$11,086
Statutory tax rate	39.00%	39.00%	39.00%
Income tax (benefit) expense at statutory rate	(36,337)	30,801	4,324
(Decrease) increase in taxes resulting from
Exempt income, net	(2,330)	(3,853)	(5,158)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(3,445)	(4,871)	(5,033)
Effect of taxing capital gains at a preferential rate	4,819	(2,116)	(3,799)
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	9,217	(120)	1,669
Other adjustments to deferred tax assets and liabilities	(43)	836	2,852
Effect of extraordinary dividend distribution from the JUA Association - reported net of taxes in other income	-	(922)	(151)
Charges against the catastrophe loss reserve	-	1,567	-
Allowance for doubtful receivables recapture	-	2,688	-
Tax credit benefit	(306)	(555)	(709)
Tax returns to provision true up	(798)	363	(181)
Subtotal	7,114	(6,983)	(10,510)
Other permanent disallowances, net:
Disallowance of expenses related to exempt interest income	-	-	58
Disallowed interest expense	-	-	8
Other	(229)	50	-
Total other permanent differences	(229)	50	66
Other adjustments	(414)	628	(225)
Total income tax (benefit) expense	$(29,866)	$24,496	$(6,345)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2018 and 2017 of the Company and its subsidiaries is composed of the following:

	2018	2017

Deferred tax assets
Allowance for doubtful receivables	$14,092	$11,787
Liability for pension benefits	12,846	13,826
Postretirement benefits	527	662
Deferred compensation	2,202	2,168
Accumulated depreciation	979	1,296
Impairment loss on investments	765	950
Contingency reserves	75	1,950
Share-based compensation	5,587	6,795
Alternative minimum income tax credit	2,627	1,874
Purchased tax credits	1,229	2,767
Net operating loss	60,731	38,839
Reinsurance agreement	9,375	-
Accrued liabilities	4,292	3,271
Difference in tax basis of investments portfolio	320	-
Other	188	873
Gross deferred tax assets	115,835	87,058
Less: valuation allowance	(9,867)	(8,283)
Deferred tax assets	105,968	78,775

Deferred tax liabilities
Deferred policy acquisition costs	(6,382)	(7,323)
Catastrophe loss reserve	(12,385)	(6,371)
Unrealized gain on securities available for sale	(6,781)	(19,440)
Unrealized gain on equity investments	(2,773)	-
Difference in tax basis of investments portfolio	-	(220)
Unamortized debt issue costs	(87)	(108)
Intangible asset	(909)	(1,546)
Employee benefits plan	(886)	(535)
Gross deferred tax liabilities	(30,203)	(35,543)
Net deferred tax asset	$75,765	$43,232

The net deferred tax asset shown in the table above at December 31, 2018 and 2017 is reflected in the consolidated balance sheets as $79,010 and $65,123, respectively, in deferred tax assets and $3,245 and $21,891, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences.  The valuation allowance is mostly related to the net operating losses generated by the Company’s USVI operations and the health clinic’s operations based on the available evidence are not considered to be realizable at the reporting dates.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

At December 31, 2018, the Company and its subsidiaries have net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $176,977, which are available to offset future taxable income for up to December 2027. The carryforwards generally expire in 2026 through 2027.  Except for the valuation allowance described in the previous paragraph, the Company concluded that as of December 31, 2018, it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize its deferred tax asset. This conclusion is based on the historical results of each entity, adjusted to exclude non-recurring conditions, and the forecast of future profitability.  Management will continue to evaluate, on a quarterly basis, if there are any significant events that will affect the Company’s ability to utilize these deferred tax assets.

16.	Pension Plans

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2018 and 2017, accordingly:

	2018	2017

Change in benefit obligation
Benefit obligation at beginning of year	$185,052	$163,877
Service cost	-	223
Interest cost	6,853	7,186
Benefit payments	(4,466)	(10,503)
Actuarial (gain) loss	(18,114)	24,269
Settlements	(9,848)	-
Benefit obligation at end of year	$159,477	$185,052
Accumulated benefit obligation at end of year	$159,477	$185,052
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$158,879	$140,398
Actual return on assets	(11,608)	24,984
Employer contributions	2,000	4,000
Settlements	(9,848)	-
Benefit payments	(4,466)	(10,503)
Fair value of plan assets at end of year	$134,957	$158,879
Funded status at end of year	$(24,520)	$(26,173)

The amounts recognized in the consolidated balance sheets as of December 31, 2018 and 2017 consist of the following:

	2018	2017

Pension liability	$24,520	$26,173
Net actuarial loss recognized in accumulated other comprehensive loss, net of a deferred tax of $10,469 and $10,176 in 2018 and 2017, respectively	23,691	24,540

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2018 and 2017.

	2018	2017

Discount rate	4.50%	3.75%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2018, 2017, and 2016 were as follows:

	2018	2017	2016

Components of net periodic benefit cost
Service cost	$-	$223	$3,640
Interest cost	6,853	7,186	8,749
Expected return on plan assets	(9,020)	(8,740)	(9,003)
Prior service benefit	-	-	(450)
Actuarial loss	961	369	4,028
Settlement loss	2,110	-	-
Net periodic benefit cost	$904	$(962)	$6,964

	2018	2017	2016

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$2,515	$8,024	$(24,628)
Amortization of:
Prior service credit	-	-	2,225
Actuarial loss	(3,071)	(369)	(4,028)
Total recognized in other comprehensive income	$(556)	$7,655	$(26,431)

Net periodic benefit cost includes settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.

The Company recognized a pre-tax curtailment income of $1,773 during the year ended December 31, 2016 resulting from the freezing of the plan that was effective January 31, 2017.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is $358.

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016

Discount rate	3.75%	4.50%	4.75%
Expected return on plan assets	6.50%	6.50%	7.00%
Rate of compensation increase	N/A	N/A	Graded; 3.50% to 8.00%

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2018, the assumed target asset allocation for the program is: 45% to 55% in equity securities, 36% to 44% in debt securities, and 6% to 14% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35 to 65 percentile range of annual rates of return is 5.8% to 7.2%. The Company selected a rate from within this range of 6.50% for 2018 and 6.50% for 2017, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.15% reduction for other administrative expenses charged to the trust.

Plan Assets
Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 10.

The following table summarizes fair value measurements by level at December 31, 2018 and 2017 for assets measured at fair value on a recurring basis:

	2018
	Level 1	Level 2	Level 3	Total	NAV

Government obligations	$-	$6,856	$-	$6,856	$-
Non-agency backed securities	-	759	-	759	-
Corporate obligations	-	10,490	-	10,490	-
Limited Liability Corporations	-	-	-	-	97,660
Real estate	-	-	-	-	7,975
Registered investments	2,328	1,610	-	3,938	-
Common/Collective trusts	-	4,231	-	4,231	1,898
Common stocks	1,566	-	-	1,566	-
Preferred stocks	6	23	-	29	-
Forward foreign currency contracts		42	-	42	-
Interest-bearing cash	700	-	-	700	-
Derivatives	-	44	-	44	-
	$4,600	$24,055	$-	$28,655	$107,533

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

	2017
	Level 1	Level 2	Level 3	Total	NAV

Government obligations	$-	$7,131	$-	$7,131	$-
Non-agency backed securities	-	641	-	641	-
Corporate obligations	-	8,560	-	8,560	-
Limited Liability Corporations	-	-	-	-	119,581
Real estate	-	-	-	-	7,568
Registered investments	3,388	659	-	4,047	-
Hedge funds	-	8,808	-	8,808	1,972
Common stocks	1,920	-	-	1,920	-
Preferred stocks	23	17	-	40	-
Interest-bearing cash	501	-	-	501	-
Derivatives	(1)	17	-	16	-
	$5,831	$25,833	$-	$31,664	$129,121

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
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

Cash Flows
The Company expects to contribute $2,000 to its pension program in 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2019	$9,572
2020	9,145
2021	9,329
2022	9,214
2023	9,278
2024 – 2028	49,475

Non-contributory Supplemental Pension Plan
In addition, the Company sponsors a non-contributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2018 and 2017, the Company has recorded a pension liability of $6,754 and $7,499, respectively.  The charge to accumulated other comprehensive loss related to the non-contributory pension plan at December 31, 2018 and 2017 amounted to $35 and $445, respectively, net of a deferred tax asset of $61 and $290, respectively.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

During the year ended December 31, 2018, TSP received the approval of the Commissioner of Insurance and withdrew $10,000 from the catastrophe fund following the payment for catastrophe losses related to the impact of Hurricanes Irma and Maria in September 2017.

The interest earning assets in this fund, which amounted to $38,978 and $48,363 as of December 31, 2018 and 2017, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2018 and 2017 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

TSP retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2018 and 2017 amounted to $37,749 and $46,578, respectively.

18.	Stockholders’ Equity

a.	Common Stock

On November 12, 2015, the Company converted 1,426,721 issued and outstanding Class A shares into Class B common stock purchased pursuant to the provisions of the Articles of incorporation approved by Class A shareholders at the time of the Company’s Initial Public Offering.

b.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2018 and 2017, there are no issued and outstanding preferred shares.

c.	Liquidity Requirements

As members of the BCBSA, the Company, TSS, and TSA are required by membership standards of this association to maintain liquidity as defined by BCBSA. That is, to maintain total adjusted capital at or above 375% of Health Risk-Based Capital (HRBC) Authorized Control Level (ACL) as defined by the National Association of Insurance Commissioners (NAIC) for the for Primary Licensee (TSM) and Larger BCBS Controlled Affiliate (TSS) and 100% HRBC ACL for the Smaller BCBS Controlled Affiliate (TSA).

d.	Dividends

As a holding company, the Company’s most significant assets are the common shares of its subsidiaries.  The principal sources of funds available to the Company are rental income and dividends from its subsidiaries, which are used to fund our debt service and operating expenses.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

The accumulated earnings of TSS, TSA, TSV, TSB and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2018, the dividends permitted to be distributed in 2019 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $26,000.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
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

A summary of share repurchase programs in place during the three-year-period ended December 31, 2018 is as follows:

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

The stock repurchase activity under stock repurchase programs for the years ended December 31 is summarized as follows:

	2018			2017			2016
	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2017 $30,000 program	903,888	$24.76	$22,390	861,415	$23.38	$20,220	-	$-	$-
2015 $25,000 program	-	-	-	-	-	-	951,831	22.54	21,370
Total	903,888	$24.76	$22,390	861,415	$23.38	$20,220	951,831	$22.54	$21,370

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

20.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

	Unrealized Gains on Securities	Liability for Pension Benefits	Accumulated Other Comprehensive Income

Beginning balance at December 31, 2017	$76,238	$(24,984)	$51,254
Cumulative effect adjustment due to implementation of ASU 2016-01	(39,882)	-	(39,882)
Net current period change	(19,500)	1,360	(18,140)
Reclassification adjustments for gains and losses reclassified in income	10,452	(622)	9,830
Ending balance at December 31, 2018	$27,308	$(24,246)	$3,062

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2018, 2017 and 2016 are as follows:

	2018
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$(24,375)	$4,875	$(19,500)
Less reclassification adjustment for gains and losses realized in income	13,457	(3,005)	10,452
Net change in unrealized gain	(10,918)	1,870	(9,048)
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	(995)	373	(622)
Net change arising from assumptions and plan changes and experience	2,190	(830)	1,360
Net change in liability for pension benefits	1,195	(457)	738
Net current period change	$(9,723)	$1,413	$(8,310)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

21.	Share-Based Compensation

In December 2007, the Company adopted the 2007 Incentive Plan (the 2007 plan), which permits the Board to grant stock options, restricted stock awards and performance awards to eligible officers, directors and employees. The 2007 plan authorized the granting of up to 4,700,000 of Class B common shares of authorized but unissued stock. The 2007 plan was terminated in April 2017, when the 2017 Incentive Plan (the 2017 plan) was adopted.  The 2017 plan permits the Board to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards, to our officers and employees.  In addition, the 2017 plan authorizes the grant of equity-based compensation incentives to our directors and to any independent contractor and consultants.  The 2017 plan authorizes the granting of up to 1,700,000 of Class B common shares plus the number of shares that were subject to any outstanding awards under the 2007 plan that are forfeited, cancelled, expire, terminate or otherwise lapse, in whole or in part, without the delivery of the shares. At December 31, 2018, there were 1,286,373 shares available for the Company to grant under the 2017 Plan.

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

There was no stock option activity during the years ended December 31, 2018 and 2017. There were 4,440 exercised options during 2016. No options were granted during the three years ended December 31, 2018, 2017 and 2016.  No cash was received from stock options exercises during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2018, 29,779 shares were repurchased and retired as the result of non-cash tax withholding upon vesting of shares. During the year ended December 31, 2016, 2,290 shares were repurchased and retired as a result of non-cash exercise of stock options.  No shares were repurchased and retired as a result of non-cash exercise of stock options or non-cash tax withholding upon vesting of shares during year ended December 31, 2017.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

A summary of the status of the Company’s non-vested restricted and performance shares as of December 31, 2018, and changes during the year ended December 31, 2018, are presented below:

	Restricted Awards		Performance Awards
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Exercise Price

Outstanding balance at January 1, 2018	217,687	$19.26	536,124	$20.47
Granted	116,316	28.49	249,575	26.50
Lapsed	(126,483)	18.90	16,607	3.62
Forfeited (due to termination)	(1,647)	21.80	(16,384)	20.82
Quantity adjusted (due to performance payout more than 100%), net of forfeited	-	-	(226,084)	22.43
Outstanding balance at December 31, 2018	205,873	$24.67	559,838	$21.86

The weighted average grant date fair value of restricted shares granted during the year 2018, 2017 and 2016 were $28.49, $17.78, and $23.78, respectively. Total fair value of restricted stock vested during the year ended December 31, 2018, 2017 and 2016 was $2,390, $1,948 and $2,335, respectively.

At December 31, 2018, there was $8,824 of total unrecognized compensation cost related to non-vested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.96 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

22.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31:

	2018	2017	2016

Numerator for earnings per share
Net (loss) income attributable to TSM available to stockholders	$(63,302)	$54,486	$17,438
Denominator for basic earnings per share – Weighted average of common shares	22,975,385	23,996,503	24,454,435
Effect of dilutive securities	-	71,083	56,658
Denominator for diluted earnings per share	22,975,385	24,067,586	24,511,093
Basic net (loss) income per share attributable to TSM	$(2.76)	$2.27	$0.71
Diluted net (loss) income per share attributable to TSM	$(2.76)	$2.26	$0.71

The Company excluded the effect of dilutive securities during the year ended December 31, 2018 because their effect would have been anti-dilutive given the net loss attributable to stockholders during this year.  If the Company had generated income from continuing operations during the year ended December 31, 2018 the effect of the restricted stock awards on the diluted shares calculation would have been an increase in shares of 81,023 shares.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

23.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2018 under existing agreements are summarized as follows:

Year ending December 31
2019	$5,214
2020	2,972
2021	1,713
2022	1,220
2023	224
Total	$11,343

Rental expense for 2018, 2017, and 2016 was $8,924, $7,991, and $7,613 respectively.

Pursuant to the provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (JUA).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the JUA, and accordingly, may be subject to assessments to cover obligations of the JUA or may receive refund distributions for good experience.  The Company received $215 in 2018 as an ordinary dividend.  No assessments were received in 2017.  During the year ended December 31, 2017, the JUA declared a $70,000 extraordinary dividend to its members, subject to a special tax rate of 50% as allowed by Act No. 26 of April 29, 2017. There were no extraordinary dividends declared by the JUA in 2018 and 2016.  The Company receives dividends from the JUA net of applicable tax.  During the year ended December 31, 2017, TSP recorded a special distribution of $2,363, net of tax, which is included as other income in the accompanying consolidated statements of earnings.

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

As of December 31, 2018, the Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

Claims by Heirs of Former Shareholders

The Company and TSS are defending six individual lawsuits: Vera Sanchez, et al, v. Triple-S; Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al; Montilla Lopez, et al v. Seguros de Servicio de Salud, et al; Cebollero Santamaria v. Triple-S Salud, Inc., et al; Ruiz de Porras, et al, v. Triple-S Salud, Inc.; and Irizarry Antonmattei, et al, v. Seguros de Servicio de Salud, et al.  All claims were filed in the Puerto Rico Court of First Instance by persons who claim to have inherited a total of 83 shares of the Company of one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock Split).  While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.  Consequently, the remedy requested by the plaintiffs to be recognized as shareholders of the Company in the corresponding proportion.

As a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, these claims are being litigated on their merits.

On January 11, 2019, local Court of Appeals confirmed Court of First Instance’s partial summary judgement in Wanda Irizarry Antonmattei, et al., v. Seguros de Servicios de Salud de Puerto Rico, Inc., et al. ordering the Company to issue 63,000 stock shares in favor of Plaintiffs. The Company filed an appeal before the Supreme Court on February 8, 2019.

In Montilla López, et al. v. Seguros de Servicios de Salud, et al. local Court of First Instance entered summary judgment in favor of Company dismissing all claims on November 2, 2018. Plaintiffs filed an Appeal before Puerto Rico Court of Appeals which the Company opposed on January 18, 2019.

Joint Underwriting Association Litigation

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

In this lawsuit, entitled Noemí Torres Ronda, et al v. JUA et al., plaintiffs allege that the defendants illegally charged and misappropriated a portion of the CLI premiums paid by motor vehicle owners in violation of the Puerto Rico Insurance Code. Specifically, they claim that because the defendants did not incur in acquisition or administration costs allegedly totaling 12% of the premium dollar, charging for such costs constitutes the illegal traffic of premiums. Plaintiffs also claim that the defendants, as members of JUA, violated RICO through various inappropriate actions designed to defraud motor vehicle owners located in Puerto Rico and embezzle a portion of the CLI premiums for their benefit.

Plaintiffs seek the reimbursement of funds for the class amounting to $406,600 treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys’ fees. Discovery has been completed.

Since 2011, TSP has been defending this claim and, jointly with other defendants, has filed several pleas in connection with the certification of the class and the dismissal of the claim. On April 22, 2016, plaintiff and the three negotiating defendants filed a stipulation of settlement and release which is subject to approval of the court. TSP and the non-settling defendants have objected the filed settlement. On June 18, 2018, defendants moved summary judgment on grounds of res judicata and/or collateral estoppel arising from a parallel dismissal with prejudice confirmed by the Puerto Rico Court of Appeals.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

On April 16, 2018, Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018, judge agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling. Given the Court of Appeal’s ruling, Defendants will continue to aggressively defend the case. On January 15, 2019, the parties appeared for a status conference to discuss the litigation’s schedule moving forward and next steps.

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

25.	Statutory Accounting

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

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2018 and 2017 is approximately 2.1% and 1.0%, respectively, lower than the combined reported statutory capital and surplus.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” in order to avoid regulatory monitoring and intervention.  The Company action level is currently set at 200% of the RBC for TSA, since it is organized as a health service organization and 300% of the RBC for TSS, TSV, and TSB. The RBC requirement for TSP is 300% but compliance with certain trend analysis can lower this requirement to 200%.  As of December 31, 2018, all regulated subsidiaries comply with minimum statutory reserve requirements, except for TSP which is currently in an RBC remediation plan with the Commissioner of Insurance. As of December 31, 2017, all regulated subsidiaries complied with minimum statutory reserve requirements.

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income for the regulated subsidiaries at December 31, 2018, 2017 and 2016:

(dollar amounts in millions)	2018	2017	2016

Net admitted assets	$2,089	$2,102	$1,829
Capital and surplus	602	647	638
RBC requirement	312	301	278
Net (loss) income	(32)	87	24

As more fully described in note 17, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $37,749 and $38,978 as of December 31, 2018, respectively. The total catastrophe loss reserve and trust fund amounted to $27,843 and $48,363 as of December 31, 2017, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see note 3).  Investments with an amortized cost of $1,567 and $5,229 (fair value of $1,602 and $5,571) at December 31, 2018 and 2017, respectively, were deposited with the Commissioner of Insurance. As a result, the combined restricted assets for our regulated subsidiaries were $40,545 and $53,592 as of December 31, 2018 and 2017, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

26.	Supplementary Information on Cash Flow Activities

	2018	2017	2016

Supplementary information
Noncash transactions affecting cash flow activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax liability (asset) of ($1,870), $3,846, and $1,085 in 2018, 2017, and 2016, respectively	$9,048	$(13,867)	$107
Change in liability for pension benefits, and deferred income tax (asset) liability of $457, ($3,202),$10,792, in 2018, 2017, and 2016, respectively	$(738)	$5,008	$(16,879)
Repurchase and retirement of common stock	$(748)	$(89)	$(56)
Exercise of stock options	$-	$-	$55
Other
Income taxes paid	$8,978	$10,363	$11,549
Interest paid	$6,903	$6,794	$7,635

27.	Segment Information

The operations of the Company are conducted principally through three reportable business segments: Managed Care, Life Insurance, and Property and Casualty Insurance.  Reportable business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•
Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors.  The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

–
The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico and the USVI. Earned premiums revenue related to this contract amounted to $150,232, $156,417 and $163,556 for the years ended December 31, 2018, 2017, and 2016, respectively (see note 12).

–
Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $24,186, $28,149 and $29,475 for years ended December 31, 2018, 2017, and 2016, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

–
The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,130,226, $1,035,285, and $1,023,904 for the years ended December 31, 2018, 2017, and 2016, respectively.

–
The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico.  Earned premium revenue related to this business amounted to $776,038, $751,393, and $783,231 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the notes to consolidated financial statements.  The financial data of each segment is accounted for separately; therefore, no segment allocation is necessary. However, certain operating expenses are centrally managed, therefore requiring an allocation to each segment. Most of these expenses are distributed to each segment based on different parameters, such as payroll hours, processed claims, or square footage, among others. In addition, some depreciable assets are kept by one segment, while allocating the depreciation expense to other segments. The allocation of the depreciation expense is based on the proportion of assets used by each segment. Certain expenses are not allocated to the segments and are kept within TSM’s operations.

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

	2018	2017	2016

Operating revenues
Managed care
Premiums earned, net	$2,687,773	$2,588,692	$2,647,169
Fee revenue	14,701	16,514	17,843
Intersegment premiums/fee revenue	5,690	6,362	5,918
Net investment income	23,827	16,659	15,102
Total managed care	2,731,991	2,628,227	2,686,032
Life
Premiums earned, net	167,888	161,628	156,140
Intersegment premiums	668	218	716
Net investment income	25,658	24,819	24,877
Total life	194,214	186,665	181,733
Property and casualty
Premiums earned, net	82,930	76,612	87,332
Intersegment premiums	613	613	613
Net investment income	10,800	9,489	8,891
Total property and casualty	94,343	86,714	96,836
Other segments*
Intersegment service revenues	283	8,677	9,907
Operating revenues from external sources	5,794	3,763	3,563
Total other segments	6,077	12,440	13,470
Total business segments	3,026,625	2,914,046	2,978,071
TSM operating revenues from external sources	1,624	545	19
Elimination of intersegment premiums	(6,971)	(7,193)	(7,247)
Elimination of intersegment service revenue	(283)	(8,677)	(9,907)
Other intersegment eliminations	-	-	(78)
Consolidated operating revenues	$3,020,995	$2,898,721	$2,960,858

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

	2018	2017	2016

Operating income (loss)
Managed care	$26,468	$55,040	$(36,777)
Life	19,901	19,434	21,458
Property and casualty	(110,119)	(6,034)	12,074
Other segments*	8	(391)	(1,784)
Total business segments	(63,742)	68,049	(5,029)
TSM operating revenues from external sources	1,624	545	19
TSM unallocated operating expenses	(8,815)	(9,787)	(9,739)
Elimination of TSM charges	9,600	9,600	9,522
Consolidated operating (loss) income	(61,333)	68,407	(5,227)
Consolidated net realized investment gains	298	10,831	17,379
Consolidated net unrealized investment losses on equity securities	(36,546)	-	-
Consolidated interest expense	(6,903)	(6,794)	(7,635)
Consolidated other income, net	11,312	6,533	6,569
Consolidated (loss) income before taxes	$(93,172)	$78,977	$11,086

	2018	2017	2016
Depreciation and amortization expense
Managed care	$10,525	$10,007	$11,114
Life	1,134	1,203	1,030
Property and casualty	384	528	544
Other segments*	705	673	645
Total business segments	12,748	12,411	13,333
TSM depreciation expense	787	787	787
Consolidated depreciation and amortization expense	$13,535	$13,198	$14,120

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
(dollar amounts in thousands, except per share and share data)

	2018	2017	2016

Assets
Managed care	$1,078,262	$1,092,715	$1,013,872
Life	863,470	853,289	816,920
Property and casualty	747,583	1,094,773	349,159
Other segments*	20,705	19,027	26,034
Total business segments	2,710,020	3,059,804	2,205,985
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	57,818	81,169	17,033
Property and equipment, net	21,733	22,257	22,380
Other assets	22,521	22,763	21,646
	102,072	126,189	61,059
Elimination entries – intersegment receivables and others	(51,844)	(69,228)	(48,045)
Consolidated total assets	$2,760,248	$3,116,765	$2,218,999

	2018	2017	2016
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$2,585	$3,932	$104
Life	(11,285)	7,142	2,659
Property and casualty	(583)	2,691	(2,984)
Other segments*	-	-	105
Total business segments	(9,283)	13,765	(116)
Amount related to TSM	235	102	9
Consolidated net change in unrealized (loss) gain on securities available for sale	$(9,048)	$13,867	$(107)

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.

28.	Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2018	2017

Assets:
Cash and cash equivalents	19,121	17,541
Securities available for sale, at fair value:
Equity Securities (cost of $24,376 in 2018 and $63,490 in 2017)	23,922	63,628
Other invested assets, measured at net asset value (amortized cost of $14,352 in 2018)	14,775	-
Investment in subsidiaries	767,923	836,427
Notes receivable and accrued interest from subsidiaries	44,340	42,869
Due from subsidiaries	7,881	8,927
Deferred tax assets	17,821	18,186
Other assets	26,433	26,834
Total assets	$922,216	$1,014,412

Liabilities:
Notes payable and accrued interest to subsidiary	18,096	17,267
Due to subsidiaries	5,564	66
Long-term borrowings	28,883	32,073
Liability for pension benefits	31,274	33,672
Other liabilities	16,415	17,970
Total liabilities	100,232	101,048

Stockholders' equity:
Common stock, class A	951	951
Common stock, class B	21,980	22,627
Additional paid-in-capital	34,021	53,142
Retained earnings	761,970	785,390
Accumulated other comprehensive income, net	3,062	51,254
Total stockholders' equity	821,984	913,364
Total liabilities and stockholders' equity	$922,216	$1,014,412

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2018	2017	2016

Investment income	$1,624	$545	$19
Net realized investment gains	33	-	-
Net unrealized investment losses on equity investments	(462)	-	-
Other revenues	11,778	10,836	11,644
Total revenues	12,973	11,381	11,663

Operating expenses:
General and administrative expenses	8,815	9,787	9,739
Interest expense	1,375	1,196	1,763
Total operating expenses	10,190	10,983	11,502
Income before income taxes	2,783	398	161
Income tax expense	344	295	1,183
Loss of parent company	2,439	103	(1,022)
Equity in net income of subsidiaries	(65,741)	54,383	18,460
Net (loss) income	$(63,302)	$54,486	$17,438

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2018	2017	2016
Net (loss) income	$(63,302)	$54,486	$17,438
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Equity in net income of subsidiaries	65,741	(54,383)	(18,460)
Net realized investment gains	(33)	-	-
Net unrealized investment losses on equity investments	462	-	-
Depreciation and amortization	961	880	839
Net amortization of investments	53	-	-
Shared- based compensation	3,357	7,076	2,799
Deferred income tax (benefit) expense	(330)	(33)	1,042
Dividends received from subsidiaries	6,000	90,000	19,000
Return of investment due to closing of subsidiary	-	7,731	-
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	(642)	5,076	(646)
Due from subsidiaries	1,093	(3,672)	(1,525)
Other assets	(99)	1,917	(1,751)
Due to subsidiaries	5,498	(22,595)	10,801
Other liabilities	(3,680)	1,339	(4,812)
Net cash provided by operating activities	15,079	87,822	24,725
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(18,007)	-	-
Acquisition of equity investments	(11,856)	(61,747)	(2,869)
Acquisition of investment in other invested assets, measured at net asset value	(10,862)	-	-
Capital contribution to subsidiaries	(12,189)	-	-
Proceeds from sale and maturities of investment in securities classified as available for sale	17,959	-	-
Proceeds from sale of equity investments	47,506	1,126	-
Collection of note receivable from subsidiary	-	-	4,500
Issuance of note receivable to subsidiary	-	-	(1,394)
Net acquisition of property and equipment	(437)	(757)	-
Net cash provided by (used in) investing activities	12,114	(61,378)	237
Cash flow from financing activities:
Repayments of long-term borrowings	(3,236)	(2,836)	(1,742)
Repurchase of common stock	(22,377)	(20,220)	(21,371)
Net cash used in financing activities	(25,613)	(23,056)	(23,113)
Net increase in cash and cash equivalents	1,580	3,388	1,849
Cash and cash equivalents, beginning of year	17,541	14,153	12,304
Cash and cash equivalents, end of year	$19,121	$17,541	$14,153

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2018, 2017 and 2016
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

(3)	Long‑Term Borrowings

A summary of the long‑term borrowings entered into by the Company at December 31, 2018 and 2017 follows:

	2018	2017

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 3.35% at December 31, 2018).	$7,907	$9,547
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 5.15% at December 31, 2018).	18,218	19,226
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 5.65% at December 31, 2018).	2,989	3,577

Total borrowings	29,114	32,350

Less: unamortized debt issuance costs	231	277

	$28,883	$32,073

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2018, 2017 and 2016
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2018 are summarized as follows:

Year ending December 31
2019	$3,236
2020	3,236
2021	3,236
2022	3,236
2023	2,942
Thereafter	13,228
$29,114

On December 28, 2016, the Company entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41,000 secured loan payable with the same commercial bank.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due December 2020 ($24,000) and fund a portion of a debt service reserve for the Loan (approximately $200).  Interest payable commenced on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Company’s business.  The Company was in compliance with all these covenants as of December 31, 2018.

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

Interest expense on the above borrowings amounted to $1,375, $1,196, and $1,763, for the years ended December 31, 2018, 2017, and 2016, respectively.

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2018, 2017 and 2016
(dollar amounts in thousands)

(4)	Transactions with Related Parties

The following are the significant related parties transactions made for the three‑year period ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Rent charges to subsidiaries	$7,874	$7,807	$7,801
Interest charged to subsidiaries on notes receivable	1,935	2,032	2,258
Interest charged from subsidiary on note payable	829	791	755

As of December 31, 2018 and 2017, the Company has two notes receivable from subsidiaries amounting to $25,000 in accordance with the provisions of Article 29.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.7%.  Accrued interest at December 31, 2018 and 2017 amounted to $8,451 and $6,918, respectively.

In addition, as of December 31, 2018 and 2017, the Company has various notes receivable from a subsidiary amounting to $10,546 and $10,592, respectively.  Accrued interest at December 31, 2018 and 2017 amounted to $343 and $359, respectively.  These notes are due in different years, which due dates range from 2019 to 2020, and bear an average interest of 5.1%.

As of December 31, 2018 and 2017 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2022 and bears interest at 4.7%.  Accrued interest at December 31, 2018 and 2017 amounted to $3,096 and $2,267, respectively.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands)
Segment	Deferred Policy Acquisition Costs and Value of Business Acquired	Claim Liabilities	Liability for Future Policy Benifits	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Claims Incurred	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses	Net Premiums Written

2018

Managed care	$-	$394,226	$-	$2,418	$-	$2,689,082	$23,827	$2,272,501	$-	$433,022	$2,689,082
Life insurance	198,140	46,157	361,495	9,490	-	168,556	25,658	99,048	11,017	64,248	168,556
Property and casualty insurance	17,019	496,876	-	71,082	-	83,543	10,800	159,942	25,756	18,764	79,472
Other non-reportable segments, parent company operations and net consolidating entries.	-	(470)	-	-	-	(2,590)	1,624	(3,878)	-	1,908	-
					-
Total	$215,159	$936,789	$361,495	$82,990	$-	$2,938,591	$61,909	$2,527,613	$36,773	$517,942	$2,937,110

2017

Managed care	$-	$367,357	$-	$1,813	$-	$2,589,987	$16,659	$2,218,270	$-	$354,917	$2,589,987
Life insurance	182,010	45,518	339,507	8,751	-	161,846	24,819	87,348	18,511	61,372	161,846
Property and casualty insurance	18,778	694,444	-	75,785	-	77,225	9,489	50,761	23,595	18,392	81,520
Other non-reportable segments, parent company operations and net consolidating entries.	-	(443)	-	-	-	(2,126)	648	(3,278)	-	426	(2,126)
					-
Total	$200,788	$1,106,876	$339,507	$86,349	$-	$2,826,932	$51,615	$2,353,101	$42,106	$435,107	$2,831,227

2016

Managed care	$-	$349,047	$-	$2,889	$-	$2,648,469	$15,102	$2,347,547	$-	$375,262	$2,648,469
Life insurance	177,811	42,858	321,232	8,122	-	156,856	24,877	86,924	12,530	60,821	152,506
Property and casualty insurance	16,976	96,977	-	68,299	-	87,945	8,891	40,766	25,170	18,826	87,158
Other non-reportable segments, parent company operations and net consolidating entries.	-	(939)	-	-	-	(2,629)	43	(3,046)	-	1,285	(2,629)
					-
Total	$194,787	$487,943	$321,232	$79,310	$-	$2,890,641	$48,913	$2,472,191	$37,700	$456,194	$2,885,504

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands)	Gross Amount (1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2018

Life insurance in force	$9,158,253			$9,158,253	0.0%

Premiums:
Life insurance	$174,624	$8,780	$2,044	$167,888	1.2%
Accident and health insurance	2,691,289	3,824	308	2,687,773	0.0%
Property and casualty insurance	143,917	60,987	-	82,930	0.0%
Total premiums	$3,009,830	$73,591	$2,352	$2,938,591	0.1%
	-	-		-
2017

Life insurance in force	$10,307,506			$10,307,506	0.0%

Premiums:
Life insurance	$166,280	$8,826	$4,174	$161,628	2.6%
Accident and health insurance	2,591,796	3,392	288	2,588,692	0.0%
Property and casualty insurance	135,689	59,077	-	76,612	0.0%
Total premiums	$2,893,765	$71,295	$4,462	$2,826,932	0.2%
	-	-		-
2016

Life insurance in force	$10,178,956			$10,178,956	0.0%

Premiums:
Life insurance	$160,628	$8,838	$4,350	$156,140	2.8%
Accident and health insurance	2,650,011	3,148	306	2,647,169	0.0%
Property and casualty insurance	134,378	47,046	-	87,332	0.0%
Total premiums	$2,945,017	$59,032	$4,656	$2,890,641	0.2%

(1)	Gross premiums amount is presented net of intercompany eliminations of $2,590, $2,126 and $3,457 for the years ended December 31, 2018, 2017, and 2016, respectively.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands)
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

2018

Allowance for doubtful receivables	$35,883	4,754	6,569	(5,164)	$42,042

2017

Allowance for doubtful receivables	$37,307	5,210	(3,748)	(2,886)	$35,883

2016

Allowance for doubtful receivables	$37,244	1,295	306	(1,538)	$37,307

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.

Triple-S Management Corporation and Subsidiaries
Schedule VI - Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations
For the years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands)
	As of December 31,			For the Years Ended December 31,
Year	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claims Ajustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
						Current Year	Prior Years

2018	$17,019	$496,876	$71,082	$83,543	$10,800	$40,619	$119,323	$25,756	$40,158	$139,826

2017	$18,778	$694,444	$75,785	$77,225	$9,489	$60,696	$(9,935)	$23,595	$47,689	$143,787

2016	$16,976	$96,977	$68,299	$87,945	$8,891	$48,127	$(7,361)	$25,170	$42,887	$133,115

See accompanying independent registered public accounting firm’s report and notes to financial statements.