Form 10-Q
period 2019-03-31
TRIPLE-S MANAGEMENT CORP
filed 2019-05-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2019
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	22,156,051

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Class B, $1.00 par value	GTS	New York Stock Exchange (NYSE)

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2019

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	March 31, 2019	December 31, 2018

Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,211,391	$1,199,402
Fixed maturities held to maturity, at amortized cost	1,877	2,492
Equity investments, at fair value	285,514	279,164
Other invested assets, at net asset value	82,859	74,015
Policy loans	9,778	9,469
Cash and cash equivalents	95,816	117,544
Total investments and cash	1,687,235	1,682,086
Premiums and other receivables, net	660,209	628,444
Deferred policy acquisition costs and value of business acquired	218,839	215,159
Property and equipment, net	81,514	81,923
Deferred tax asset	63,951	79,010
Goodwill	25,397	25,397
Other assets	59,334	48,229
Total assets	$2,796,479	$2,760,248
Liabilities and Stockholders' Equity
Claim liabilities	$877,964	$936,789
Liability for future policy benefits	367,726	361,495
Unearned premiums	80,711	82,990
Policyholder deposits	174,543	174,110
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	48,863	44,926
Accounts payable and accrued liabilities	309,701	275,228
Deferred tax liability	6,582	3,245
Long-term borrowings	28,086	28,883
Liability for pension benefits	31,145	31,274
Total liabilities	1,925,321	1,938,940
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at March 31, 2019 and December 31, 2018, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,156,051 and 21,980,492 shares at March 31, 2019 and December 31, 2018, respectively	22,156	21,980
Additional paid-in capital	35,415	34,021
Retained earnings	796,756	761,970
Accumulated other comprehensive income	16,559	3,062
Total Triple-S Management Corporation stockholders' equity	871,837	821,984
Non-controlling interest in consolidated subsidiary	(679)	(676)
Total stockholders' equity	871,158	821,308
Total liabilities and stockholders' equity	$2,796,479	$2,760,248

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2019	2018

Revenues:
Premiums earned, net	$768,002	$752,034
Administrative service fees	2,632	3,348
Net investment income	15,376	13,755
Other operating revenues	1,577	1,071
Total operating revenues	787,587	770,208
Net realized investment gains	1,315	2,942
Net unrealized investment gains (losses) on equity investments	19,669	(16,199)
Other income, net	1,169	1,163
Total revenues	809,740	758,114
Benefits and expenses:
Claims incurred	623,190	618,989
Operating expenses	132,663	133,134
Total operating costs	755,853	752,123
Interest expense	1,788	1,690
Total benefits and expenses	757,641	753,813
Income before taxes	52,099	4,301
Income taxes	17,316	387
Net income	34,783	3,914
Less: Net loss attributable to non-controlling interest	3	-
Net income attributable to Triple-S Management Corporation	$34,786	$3,914
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$1.53	$0.17
Diluted net income per share	$1.52	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended March 31,
	2019	2018

Net income	$34,783	$3,914
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	13,441	(6,894)
Defined benefit pension plan:
Actuarial loss, net	56	131
Total other comprehensive income (loss), net of tax	13,497	(6,763)
Comprehensive income (loss)	48,280	(2,849)
Comprehensive loss attributable to non-controlling interest	3	-
Comprehensive income (loss) attributable to Triple-S Management Corporation	$48,283	$(2,849)

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	177	1,409	-	-	1,586	-	1,586
Repurchase and retirement of common stock	-	(1)	(15)	-	-	(16)	-	(16)
Comprehensive income (loss)	-	-	-	34,786	13,497	48,283	(3)	48,280
Balance, March 31, 2019	$951	$22,156	$35,415	$796,756	$16,559	$871,837	$(679)	$871,158

Balance, December 31, 2017	$951	$22,627	$53,142	$785,390	$51,254	$913,364	$(682)	$912,682
Share-based compensation	-	285	106	-	-	391	-	391
Repurchase and retirement of common stock	-	(580)	(14,095)	-	-	(14,675)	-	(14,675)
Comprehensive income (loss)	-	-	-	3,914	(6,763)	(2,849)	-	(2,849)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	39,882	(39,882)	-	-	-
Balance, March 31, 2018	$951	$22,332	$39,153	$829,186	$4,609	$896,231	$(682)	$895,549

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$34,783	$3,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,505	3,410
Net amortization of investments	316	1,939
Additions to the allowance for doubtful receivables	9,236	709
Deferred tax expense (benefit)	14,932	(1,503)
Net realized investment gain on sale of securities	(1,315)	(2,942)
Net unrealized (gain) loss on equity investments	(19,669)	16,199
Interest credited to policyholder deposits	1,386	1,094
Share-based compensation	1,586	391
Decrease (increase) in assets:
Premium and other receivables, net	(41,002)	123,360
Deferred policy acquisition costs and value of business acquired	(4,503)	(161)
Deferred taxes	27	431
Other assets	(2,023)	(40,489)
(Decrease) increase in liabilities:
Claim liabilities	(58,825)	(72,115)
Liability for future policy benefits	6,231	5,029
Unearned premiums	(2,279)	87,707
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	3,937	4,369
Accounts payable and accrued liabilities	(16,223)	(869)
Net cash (used in) provided by operating activities	(69,900)	130,473

(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2019	2018

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$164,997	$443,419
Fixed maturities matured/called	12,267	5,368
Securities held to maturity:
Fixed maturities matured/called	1,154	1,048
Equity investments sold	23,123	113,863
Other invested assets sold	373	845
Acquisition of investments:
Securities available for sale:
Fixed maturities	(166,626)	(575,694)
Securities held to maturity:
Fixed maturities	(539)	(1,212)
Equity investments	(9,139)	(49,591)
Other invested assets	(8,546)	(9,683)
Increase in other investments	(535)	(4,136)
Net change in policy loans	(309)	(185)
Net capital expenditures	(2,968)	(4,861)
Net cash provided by (used in) investing activities	13,252	(80,819)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	36,682	(19,992)
Repayments of long-term borrowings	(808)	(810)
Repurchase and retirement of common stock	(1)	(14,259)
Proceeds from policyholder deposits	3,607	6,237
Surrenders of policyholder deposits	(4,560)	(7,161)
Net cash provided by (used in) financing activities	34,920	(35,985)
Net (decrease) increase in cash and cash equivalents	(21,728)	13,669
Cash and cash equivalents:
Beginning of period	117,544	198,941
End of period	$95,816	$212,610

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America (GAAP or U.S. GAAP) for complete financial statement presentation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019.

(2)	Significant Accounting Policies

Recently Adopted Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued guidance to increase transparency and comparability among organizations by requiring the recognition of a lease right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payment on the balance sheet, for both finance and operating leases with lease terms of more than 12 months.  The classification of finance or operating will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  Lessors are required to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  In July 2018, the FASB issued the following guidance “Leases – Targeted Improvements” and “Codification Improvement to Leases” to assist in the implementation of leases and address certain technical corrections and improvement to the recently issued lease standard.  Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors and other implementation considerations.  For public companies, the amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the standard effective January 1, 2019 recognizing approximately $8,800 in ROU assets and lease liabilities for its operating leases in its consolidated balance sheet.  ROU assets are included within the other assets and the lease liabilities are included within the accounts payable and accrued liabilities line items in the accompanying consolidated balance sheet. No cumulative effect adjustment to opening balance of retained earnings on the adoption date was required. Most of the operating leases are related to real estate. The Company adopted the following two accounting policies as a result of the adoption of the standard: (1) to not separate lease components from non-lease components and (2) to not apply the recognition requirements of ASC 842 to short-term leases. In addition, the Company implemented control processes and procedures, as necessary, based on changes resulting from the new standard.

Future Adoptions of Accounting Standards

On March 5, 2019, the FASB issued guidance for Leases (Topic 842): Codification Improvements.  The amendments in this update include issues brought to the FASB’s attention through interactions with stakeholders in order to clarify its intent when applying the guidance. The issues were: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) presentation on the statement of cash flows of sales type and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections.  The amendments in this update for Issue 1 affect all lessors that are not manufacturers or dealers.  Issue 2 affects all lessors that are depository and lending entities within the scope of Topic 942, and Issue 3 affect all entities that are lessees or lessors.  For public companies, the amendments for Issue 1 and Issue 2, will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The amendments for Issue 3 are effective to the original transition requirements on Topic 842 and were implemented in January 1, 2019.  The adoption of this guidance should not have a material impact on the presentation of the Company’s consolidated result of operations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2019 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for alternative investments, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government-sponsored enterprises	$41,039	$545	$-	$41,584
U.S. Treasury securities and obligations of U.S. government instrumentalities	129,570	3,230	-	132,800
Municipal securities	719,895	27,471	(14)	747,352
Corporate bonds	184,257	14,777	-	199,034
Residential mortgage-backed securities	78,625	1,821	(26)	80,420
Collateralized mortgage obligations	9,882	319	-	10,201
Total fixed maturities available for sale	$1,163,268	$48,163	$(40)	$1,211,391

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$616	$139	$-	$755
Residential mortgage-backed securities	190	3	-	193
Certificates of deposit	1,071	-	-	1,071
Total	$1,877	$142	$-	$2,019

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$80,898	$2,024	$(63)	$82,859

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$21,470	$120	$(1)	$21,589
U.S. Treasury securities and obligations of U.S. government instrumentalities	174,675	2,349	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,295	-	-	8,295
Municipal securities	692,205	18,112	(538)	709,779
Corporate bonds	186,085	9,724	(239)	195,570
Residential mortgage-backed securities	75,373	1,298	-	76,671
Collateralized mortgage obligations	10,266	208	-	10,474
Total fixed maturities available for sale	$1,168,369	$31,811	$(778)	$1,199,402

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$617	$125	$-	$742
Residential mortgage-backed securities	190	2	-	192
Certificates of deposit	1,685	-	-	1,685
Total	$2,492	$127	$-	$2,619

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$72,627	$2,042	$(654)	$74,015

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Less than 12 months			12 months or longer			Total

	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Municipal securities	$1,101	$(3)	2	$4,446	$(11)	3	$5,547	$(14)	5
Residential mortgage-backed securities	4,256	(26)	1	-	-	-	4,256	(26)	1
Total fixed maturities	$5,357	$(29)	3	$4,446	$(11)	3	$9,803	$(40)	6
Other invested assets - Alternative investments	$19,963	$(63)	5	$-	$-	-	$19,963	$(63)	5

	December 31, 2018
	Less than 12 months			12 months or longer			Total

	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Obligations of government- sponsored enterprises	$1,469	$(1)	1	$-	$-	-	$1,469	$(1)	1
Municipal securities	62,328	(349)	10	17,648	(189)	3	79,976	(538)	13
Corporate bonds	52,539	(239)	18	-	-	-	52,539	(239)	18
Total fixed maturities	$116,336	$(589)	29	$17,648	$(189)	3	$133,984	$(778)	32
Other invested assets - Alternative investments	$7,399	$(351)	3	$10,447	$(303)	2	$17,846	$(654)	5

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

Municipal Securities:  The unrealized losses on the Company’s investments in Municipal Securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Residential mortgage-backed securities:  The unrealized losses on investments in residential mortgage-backed securities were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise.  Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss.  The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns.  The Company does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Alternative investments:  As of March 31, 2019, alternative investments with unrealized losses are not considered other-than-temporary impaired based on market conditions and the length of time the funds have been in a loss position.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	March 31, 2019
	Amortized cost	Estimated fair value

Fixed maturities available for sale
Due in one year or less	$15,162	$15,339
Due after one year through five years	402,032	409,445
Due after five years through ten years	373,778	387,506
Due after ten years	283,789	308,480
Residential mortgage-backed securities	78,625	80,420
Collateralized mortgage obligations	9,882	10,201
	$1,163,268	$1,211,391
Fixed maturities held to maturity
Due in one year or less	$1,071	$1,071
Due after ten years	616	755
Residential mortgage-backed securities	190	193
	$1,877	$2,019

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Realized and Unrealized Gains

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended March 31,
	2019	2018

Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$872	$172
Gross losses	(318)	(7,930)
Total debt securities	554	(7,758)
Equity investments:
Gross gains	1,302	8,203
Gross losses	(637)	(499)
Total equity securities	665	7,704
Other invested assets:
Gross gains	132	3,207
Gross losses	(36)	(211)
Total other invested assets	96	2,996
Net realized investment gains	$1,315	$2,942

	Three months ended March 31,
	2019	2018

Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$17,090	$(10,222)
Other invested assets	573	(25)
	$17,663	$(10,247)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$15	$(23)

The change in deferred tax liability on unrealized gains (losses) recognized in accumulated other comprehensive income during the three months ended March 31, 2019 and 2018 was $3,534 and $3,679, respectively.

As of March 31, 2019 and December 31, 2018, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	March 31, 2019	December 31, 2018

Premium	$170,179	$94,613
Self-funded group receivables	27,494	31,184
FEHBP	15,479	14,030
Agent balances	31,342	30,224
Accrued interest	11,678	12,426
Reinsurance recoverable	363,407	399,202
Other	89,530	88,807
	709,109	670,486
Less allowance for doubtful receivables:
Premium	37,132	32,487
Other	11,768	9,555
	48,900	42,042
Total premium and other receivables, net	$660,209	$628,444

As of March 31, 2019 and December 31, 2018, the Company had premiums and other receivables of $104,617 and $54,329, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of March 31, 2019 and December 31, 2018 were $22,381 and $20,984, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Fair Value Measurements

Our condensed consolidated balance sheets include the following financial instruments: securities available for sale, equity investments, policy loans, policyholder deposits, and long-term borrowings.  We consider the carrying amounts of policy loans, policyholder deposits, and long-term borrowings to approximate their fair value.  Certain assets are measured at fair value on a recurring basis and are disclosed below.  These assets are classified into one of three levels of a hierarchy defined by GAAP.  For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$41,584	$-	$41,584
U.S. Treasury securities and obligations of U.S government instrumentalities	132,800	-	-	132,800
Municipal securities	-	747,352	-	747,352
Corporate bonds	-	199,034	-	199,034
Residential agency mortgage-backed securities	-	80,420	-	80,420
Collateralized mortgage obligations	-	10,201	-	10,201
Total fixed maturities	$132,800	$1,078,591	$-	$1,211,391
Equity investments	$149,712	$130,753	$5,049	$285,514

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$21,589	$-	$21,589
U.S. Treasury securities and obligations of U.S government instrumentalities	177,024	-	-	177,024
Obligations of the Commonwealth of Puerto Ricoand its instrumentalities	-	8,295	-	8,295
Municipal securities	-	709,779	-	709,779
Corporate bonds	-	195,570	-	195,570
Residential agency mortgage-backed securities	-	76,671	-	76,671
Collateralized mortgage obligations	-	10,474	-	10,474
Total fixed maturities	$177,024	$1,022,378	$-	$1,199,402
Equity investments	$147,348	$128,011	$3,805	$279,164

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2019 and 2018.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2019

Balance as of January 1,	$3,805
Realized gains	-
Unrealized in other accumulated comprehensive income	(6)
Purchases	1,250
Sales	-
Capital Distributions	-
Balance as of March 31,	$5,049

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in note 3.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total

Assets:
Policy loans	$9,778	$-	$9,778	$-	$9,778

Liabilities:
Policyholder deposits	$174,543	$-	$174,543	$-	$174,543
Long-term borrowings:
Loans payable to bank - variable	28,306	-	28,306	-	28,306
Total liabilities	$202,849	$-	$202,849	$-	$202,849

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total

Assets:
Policy loans	$9,469	$-	$9,469	$-	$9,469

Liabilities:
Policyholder deposits	$174,110	$-	$174,110	$-	$174,110
Long-term borrowings:
Loans payable to bank - variable	29,114	-	29,114	-	29,114
Total liabilities	$203,224	$-	$203,224	$-	$203,224

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(7)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Three months ended March 31, 2019
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$394,226	$542,563	$936,789
Reinsurance recoverable on claim liabilities		(315,543)	(315,543)
Net claim liabilities at beginning of period	394,226	227,020	621,246
Claims incurred
Current period insured events	626,670	28,137	654,807
Prior period insured events	(36,789)	(3,525)	(40,314)
Total	589,881	24,612	614,493
Payments of losses and loss-adjustment expenses
Current period insured events	359,788	7,190	366,978
Prior period insured events	227,036	17,396	244,432
Total	586,824	24,586	611,410
Net claim liabilities at end of period	397,283	227,046	624,329
Reinsurance recoverable on claim liabilities	-	253,635	253,635
Claim liabilities at end of period	$397,283	$480,681	$877,964

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

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

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2019 and 2018 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $8,697 and $6,179 during the three months ended March 31, 2019 and 2018, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of March 31, 2019.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims

2018	$62,319
2019	266,882

(8)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended March 31,
	2019	2018

Components of net periodic benefit cost:
Interest cost	$1,741	$1,693
Expected return on assets	(2,217)	(2,281)
Amortization of actuarial loss	89	215
Settlement loss	375	325
Net periodic benefit cost	$(12)	$(48)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2018 that it expected to contribute $2,000 to the pension program in 2019.  As of March 31, 2019, the Company has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Three months ended
	March 31,
	2019	2018

Net Unrealized Gain on Securities Beginning Balance	$27,308	$76,238
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	-	(39,882)
Other comprehensive income before reclassifications	14,493	(4,540)
Amounts reclassified from accumulated other comprehensive income	(1,052)	(2,354)
Net current period change	13,441	(6,894)
Ending Balance	40,749	29,462
Liability for Pension Benefits Beginning Balance	(24,246)	(24,984)
Amounts reclassified from accumulated other comprehensive income	56	131
Ending Balance	(24,190)	(24,853)
Accumulated Other Comprehensive Income Beginning Balance	3,062	51,254
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	-	(39,882)
Other comprehensive income before reclassifications	14,493	(4,540)
Amounts reclassified from accumulated other comprehensive income	(996)	(2,223)
Net current period change	13,497	(6,763)
Ending Balance	$16,559	$4,609

(10)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended March 31, 2019 and 2018 was $1,586 and $391, respectively.  During the three months ended March 31, 2019 and 2018 602 and 16,271 shares, respectively, were repurchased and retired as a result of non-cash tax withholdings upon vesting of shares.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2019	2018

Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$34,786	$3,914
Denominator for basic earnings per share:
Weighted average of common shares	22,757,794	23,277,633
Effect of dilutive securities	82,480	117,364
Denominator for diluted earnings per share	22,840,274	23,394,997
Basic net income per share attributable to TSM	$1.53	$0.17
Diluted net income per share attributable to TSM	$1.52	$0.17

(12)	Contingencies

The following information supplements and amends, as applicable, the disclosures in note 24 to the Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K.  The Company’s business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, U.S. Virgin Islands (USVI), Costa Rica, British Virgin Islands (BVI), and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

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

On January 11, 2019, local Court of Appeals confirmed Court of First Instance’s partial summary judgement in Wanda Irizarry Antonmattei, et al., v. Seguros de Servicios de Salud de Puerto Rico, Inc., et al. ordering the Company to issue 63,000 stock shares in favor of Plaintiffs. On April 23, 2019, the Supreme Court denied the Company’s petition for certiorari. The Company will continue to vigorously defend its position on remaining controversies in the Court of First Instance.

In Montilla López, et al. v. Seguros de Servicios de Salud, et al. local Court of First Instance entered summary judgment in favor of Company dismissing all claims on November 2, 2018. Plaintiffs filed an Appeal before Puerto Rico Court of Appeals which has been denied. Plaintiffs have until May 13, 2019 to appeal to the Supreme Court.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Operating revenues:
Managed Care:
Premiums earned, net	$705,050	$686,602
Administrative service fees	2,632	3,348
Intersegment premiums/service fees	1,484	1,348
Net investment income	5,878	4,857
Total managed care	715,044	696,155
Life Insurance:
Premiums earned, net	43,722	41,089
Intersegment premiums	478	381
Net investment income	6,560	6,058
Total life insurance	50,760	47,528
Property and Casualty Insurance:
Premiums earned, net	19,230	24,063
Intersegment premiums	153	153
Net investment income	2,487	2,442
Total property and casualty insurance	21,870	26,658
Other segments: *
Intersegment service revenues	-	239
Operating revenues from external sources	1,577	1,071
Total other segments	1,577	1,310
Total business segments	789,251	771,651
TSM operating revenues from external sources	451	398
Elimination of intersegment premiums/service fees	(2,115)	(1,602)
Elimination of intersegment service revenues	-	(239)
Consolidated operating revenues	$787,587	$770,208

*	Includes segments that are not required to be reported separately, primarily the the health clinics and the data processing services organization.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018

Operating income (loss):
Managed care	$22,110	$10,618
Life insurance	5,640	3,625
Property and casualty insurance	3,554	3,079
Other segments *	(392)	175
Total business segments	30,912	17,497
TSM operating revenues from external sources	451	398
TSM unallocated operating expenses	(2,032)	(2,210)
Elimination of TSM intersegment charges	2,403	2,400
Consolidated operating income	31,734	18,085
Consolidated net realized investment gains	1,315	2,942
Consolidated net unrealized investment gains (losses) on equity investments	19,669	(16,199)
Consolidated interest expense	(1,788)	(1,690)
Consolidated other income, net	1,169	1,163
Consolidated income before taxes	$52,099	$4,301

Depreciation and amortization expense:
Managed care	$2,757	$2,641
Life insurance	272	300
Property and casualty insurance	94	104
Other segments*	185	168
Total business segments	3,308	3,213
TSM depreciation expense	197	197
Consolidated depreciation and amortization expense	$3,505	$3,410

*	Includes segments that are not required to be reported separately, primarily the the health clinics and the data processing services organization.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018

Assets:
Managed care	$1,168,416	$1,078,262
Life insurance	902,679	863,470
Property and casualty insurance	687,493	747,583
Other segments *	21,418	20,705
Total business segments	2,780,006	2,710,020
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	46,562	57,818
Property and equipment, net	22,158	21,733
Other assets	25,104	22,521
	93,824	102,072
Elimination entries-intersegment receivables and others	(77,351)	(51,844)
Consolidated total assets	$2,796,479	$2,760,248

*	Includes segments that are not required to be reported separately, primarily the the health clinics and the data processing services organization.

(14)	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2019.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2018 and the MD&A included therein, and our condensed consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2019 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have 60 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of health benefits.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of March 31, 2019, we served approximately 921,000 managed care members across all regions of Puerto Rico.  For the three months ended March 31, 2019 and 2018, our Managed Care segment represented approximately 92% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment but are eliminated in consolidation and do not change net income.  See note 13 of the condensed consolidated financial statements included in Quarterly Report on Form 10-Q.

Our revenues primarily consist of premiums earned, net and administrative service fees.  These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals, and government-sponsored programs, principally Medicare and Medicaid.  Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others.  Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, investment income, and revenues derived from other non-reportable segments.  Substantially all of our earnings are generated in Puerto Rico.

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

Recent Developments

Puerto Rico Economy

In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which authorized the President to select the members from several lists required to be submitted by congressional leaders. On February 15, 2019, the First Circuit of the U.S. Court of Appeals (the First Circuit) declared such appointments unconstitutional upon concluding the they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate. The Oversight Board is seeking review of the First Circuit’s decision by the U.S. Supreme Court. The First Circuit’s decision provided that its mandate would not issue for 90 days, so as to allow the President and the U.S. Senate to validate the defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. The First Circuit extended such period for an additional 60 days, until July 15, 2019. On April 29, 2019, President Donald Trump nominated the current Oversight Board members to serve their terms through the end of August. Such appointments are pending confirmation by the U.S. Senate.

The Government and the Oversight Board are in the process of developing a further revised fiscal plan. The Government has submitted several versions of such further revised fiscal plan to the Oversight Board, which the Oversight Board has indicated are not compliant with the requirements of PROMESA. The Oversight Board notified the Government that it expects to certify a new fiscal plan for the Commonwealth by May 9, 2019.

See Item 1A.  Risk Factors – Risks Related to our Business – “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us, particularly following Hurricanes Irma and Maria.” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Property and Casualty Reinsurance Program

The Company’s Property and Casualty segment completed the renewal of its reinsurance property and catastrophe program with an effective date of April 1, 2019 with a term of twelve-months ending on March 31, 2020.  The new reinsurance program considers a change in cessions in the Commercial Property quota share agreement from 35% to 25% and provides the segment with a catastrophe loss protection of $815 million in excess of $5 million, while cost increased by approximately $1.4 million when compared to the expiring program.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2019	2018

Managed care enrollment:
Commercial [1]	437,200	467,896
Medicare	128,090	112,080
Medicaid	355,694	394,454
Total	920,984	974,430
Managed care enrollment by funding arrangement:
Fully-insured	802,307	825,742
Self-insured	118,677	148,688
Total	920,984	974,430

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended March 31,
(dollar amounts in millions)	2019	2018

Revenues:
Premiums earned, net	$768.0	$752.0
Administrative service fees	2.6	3.3
Net investment income	15.4	13.8
Other operating revenues	1.6	1.1
Total operating revenues	787.6	770.2
Net realized investment gains	1.3	2.9
Net unrealized investment gains (losses) on equity investments	19.7	(16.2)
Other income, net	1.2	1.2
Total revenues	809.8	758.1
Benefits and expenses:
Claims incurred	623.2	619.0
Operating expenses	132.7	133.1
Total operating expenses	755.9	752.1
Interest expense	1.8	1.7
Total benefits and expenses	757.7	753.8
Income before taxes	52.1	4.3
Income tax expense	17.3	0.4
Net income attributable to TSM	$34.8	$3.9

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating Revenues

Consolidated premiums earned, net increased by $16.0 million, or 2.1%, to $768.0 million.  This increase primarily reflects higher premiums in the Managed Care segment by $18.6 million due to higher Medicare membership and average premiums rates.  The increase was partially offset by lower Medicaid membership.

Net unrealized investment losses on equity investments

The $19.7 million in consolidated net unrealized investment gains on equity investments reflects the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $4.2 million, or 0.7%, to $623.2 million mostly due to higher claims in the Managed Care segment.  The increase in Managed Care claims primarily reflects higher enrollment in the segment’s Medicare business, offset in part by favorable prior period reserve developments.  The consolidated loss ratio decreased by 120 basis points to 81.1%.  Adjusting for the effect of the Managed Care prior period reserve developments in 2019 and 2018 and moving the Medicare risk score revenue adjustments to their corresponding period, the consolidated loss ratio would have been approximately 82.0% this quarter, about 70 basis points higher than last year, mostly driven by the impact of the 2019 suspension of the Health Insurance Providers Fee (HIP fee) pass-through which accounted for approximately 50 basis points of the increase.

Operating Expenses

Consolidated operating expenses decreased by $0.4 million, or 0.3%, to $132.7 million.  The decrease in operating expenses mostly results from the suspension in 2019 of HIP fee of $11.7 million offset in part by higher personnel costs and professional services as well as to an increase in the provision for doubtful accounts.  For the three months ended March 31, 2019, the consolidated operating expense ratio decreased 40 basis points to 17.2%.

Income Taxes

Consolidated income taxes increased by $16.9 million, to $17.3 million for the three months ended March 31, 2019.  The year over year change in income taxes primarily reflects the increase in income before taxes in the Managed Care segment, which has a higher effective tax rate than our other segments.

Managed Care Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2019	2018

Operating revenues:
Medical premiums earned, net:
Medicare	$332.7	$287.9
Commercial	198.5	198.7
Medicaid	174.3	200.3
Medical premiums earned, net	705.5	686.9
Administrative service fees	3.7	4.4
Net investment income	5.8	4.8
Total operating revenues	715.0	696.1
Medical operating costs:
Medical claims incurred	589.9	583.7
Medical operating expenses	103.0	101.8
Total medical operating costs	692.9	685.5
Medical operating income	$22.1	$10.6
Additional data:
Member months enrollment:
Medicare	383,608	338,340
Commercial:
Fully-insured	953,052	961,290
Self-funded	362,490	449,778
Total Commercial	1,315,542	1,411,068
Medicaid	1,029,736	1,171,345
Total member months	2,728,886	2,920,753
Medical loss ratio	83.6%	85.0%
Operating expense ratio	14.5%	14.7%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Medical Operating Revenues

Medical premiums earned increased by $18.6 million, or 2.7%, to $705.5 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased by $44.8 million, or 15.6%, to $332.7 million, primarily reflecting higher membership by approximately 45,000 member months as well as higher average premium rates.

•
Medical premiums generated by the Commercial business decreased by $0.2 million, or 0.1%, to $198.5 million.  This fluctuation primarily reflects lower enrollment during the quarter by approximately 8,000 member months and $3.0 million related to the suspension of the HIP fee pass-through in 2019, offset by higher average premium rates.

•
Medical premiums generated by the Medicaid business amounted to $174.3 million, $26.0 million, or 13.0% lower when compared to the prior period.  This decrease primarily reflects lower enrollment by approximately 142,000 member months, the $3.8 million collection in 2018 of premiums related to our achievement of the contract’s quality incentive metrics, the impact of the profit sharing accrual related to the previous contract, which lowered 2019 premiums by $3.7 million, and $3.7 million related to the suspension of the HIP fee pass-through in 2019.  The decrease in membership follows the lower membership assigned to us by ASES when implementing the new Medicaid contract effective November 1, 2018.  These decreases are partially offset by higher average premiums rates in 2019.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2019 increased by $6.2 million, or 1.1%, to $589.9 million when compared to the three months ended March 31, 2018.  The medical loss ratio (MLR) of the segment decreased 140 basis points during the 2019 period, to 83.6%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Medicare business increased by $24.6 million, or 10.1%, during the 2019 period mostly driven by higher enrollment.  The MLR, at 80.6% was 400 basis points lower than the same period last year.  Adjusting for the effect of prior period reserve developments in 2019 and 2018 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 82.0% this quarter, about 10 basis points lower than last year.

•
The medical claims incurred of the Commercial business increased by $2.9 million, or 1.8%, during 2019 and its MLR increased 160 basis point, to 82.9%.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 83.6%, 90 basis points higher than the adjusted MLR for last year due to the 2019 suspension of the HIP fee pass-through and increase in utilization following a change in utilization patterns due to an early Easter holiday in 2018.  The elimination of the HIP fee pass-through has an MLR impact of 130 basis points, which lowers the change in the adjusted MLR to a year-over-year decrease of 40 basis points.

•
The medical claims incurred in the Medicaid business decreased by $21.3 million, or 11.9%, reflecting the lower member months enrollment during the 2019 period.  The MLR, at 90.3%, was 110 basis point higher than the same period last year.  Adjusting for the effect of prior period reserve developments, the Medicaid MLR would have been approximately 90.4% this quarter, 290 basis points higher than the adjusted MLR for last year reflecting the higher required target MLR of the current Medicaid contract and the impact of the elimination in 2019 of the HIP fee.  The current Medicaid contract requires a minimum MLR of 92%, including allocation of healthcare quality improvement expenses.  The suspension of the HIP fee pass-through accounts for 60 basis points of the increase.

Medical Operating Expenses

Medical operating expenses increased by $1.2 million, or 1.2%, to $103.0 million.  The operating expense ratio decreased by 20 basis points to 14.5% in 2019.  The higher operating expenses mostly result from higher personnel costs and commission expense, as well as to an increase in the provision for doubtful accounts.  These increases were partially offset by an $11.7 million decrease in the HIP Fee due to the moratorium of the fee in 2019.

Life Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2019	2018

Operating revenues:
Premiums earned, net:
Premiums earned	$45.6	$43.0
Assumed earned premiums	0.7	0.8
Ceded premiums earned	(2.1)	(2.3)
Premiums earned, net	44.2	41.5
Net investment income	6.6	6.0
Total operating revenues	50.8	47.5
Operating costs:
Policy benefits and claims incurred	26.0	25.0
Underwriting and other expenses	19.2	18.9
Total operating costs	45.2	43.9
Operating income	$5.6	$3.6
Additional data:
Loss ratio	58.8%	60.2%
Operating expense ratio	43.4%	45.5%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating Revenues

Premiums earned, net increased by $2.7 million, or 6.5% to $44.2 million as the result of higher sales in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $1.0 million, or 4.0%, to $26.0 million, mostly as the result of higher actuarial reserves following improved portfolio persistency during the period.

Underwriting and Other Expenses

Underwriting and other expenses increased $0.3 million, or 1.6%, to $19.2 million mostly reflecting the segment’s higher volume of business.  The segment’s operating expense ratio improved 210 basis points to 43.4%.

Property and Casualty Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2019	2018

Operating revenues:
Premiums earned, net:
Premiums written	$31.0	$33.6
Premiums ceded	(13.4)	(14.7)
Change in unearned premiums	1.8	5.3
Premiums earned, net	19.4	24.2
Net investment income	2.5	2.4
Total operating revenues	21.9	26.6
Operating costs:
Claims incurred	8.6	11.1
Underwriting and other expenses	9.7	12.4
Total operating costs	18.3	23.5
Operating income	$3.6	$3.1
Additional data:
Loss ratio	44.3%	45.9%
Operating expense ratio	50.0%	51.2%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating Revenues

Total premiums written decreased by $2.6 million, or 7.7%, to $31.0 million, mostly driven by lower sales of Commercial Property products, mainly as a result of selective and disciplined underwriting of Commercial risks.  The decrease in sales are partially offset by increases in premium rates for commercial accounts.

The premiums ceded to reinsurers decreased by $1.3 million, or 8.8%, mostly due to a decrease in facultative reinsurance reflecting the lower premiums written in commercial accounts during 2019, partly offset by higher catastrophe non-proportional reinsurance costs.

The $3.5 million decrease in the change in unearned premiums reflects the segment’s lower premiums written in 2019.

Claims Incurred

Claims incurred decreased by $2.5 million, or 22.5%, to $8.6 million mostly due to an unfavorable reserve development in the 2018 period and to the segment’s lower premiums volume.  The loss ratio decreased by 160 basis points, to 44.3% during this period, primarily as the result of favorable loss experience in the Allied line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $2.7 million, or 21.8%, to $9.7 million mostly due to a lower net commission expense following the decrease in premiums earned.  The operating expense ratio was 50.0%, 120 basis points lower than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended March 31,
(dollar amounts in millions)	2019	2018

Sources (uses) of cash:
Cash (used in) provided by operating activities	$(69.9)	$130.5
Net proceeds (purchases) of investment securities	16.5	(75.9)
Net capital expenditures	(3.0)	(4.9)
Payments of long-term borrowings	(0.8)	(0.8)
Proceeds from policyholder deposits	3.6	6.2
Surrenders of policyholder deposits	(4.6)	(7.2)
Repurchase and retirement of common stock	-	(14.3)
Other	36.5	(20.0)
Net (decrease) increase in cash and cash equivalents	$(21.7)	$13.6

Decrease in net cash provided by operating activities by approximately $200.4 million mostly reflects the collection in advance of April CMS premiums in the 2018 period, lower premium collections in the Managed Care segment, and Property and Casualty hurricane related claim payments, offset in part by lower payments to suppliers and employees.

Net proceeds from investments in securities are part our asset/liability management strategy.

In August 2017 the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2018, the Company repurchased and retired under this program 563,559 of our Class B Common Stock shares at an average per share price of $25.10, for an aggregate cost of $14.3 million.  No share repurchases were made during the three months ended March 31, 2019.

The fluctuation in the Other sources (uses) of cash is attributed to changes in the amount of outstanding checks over bank balances.

 Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2019, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of March 31, 2019.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of March 31, 2019, we are in compliance with these covenants.

TSA has a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico.  This line of credit has an interest rate of 30-day LIBOR plus 25 basis points contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matured on April 30, 2019 and was renewed for an additional year.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2018.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see note 12 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2019 and 2018 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	May 9, 2019	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	May 9, 2019	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer