Form 10-Q
period 2019-06-30
TRIPLE-S MANAGEMENT CORP
filed 2019-08-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2019
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	22,200,045

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2019

Part I -  Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	June 30, 2019	December 31, 2018

Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,198,898	$1,199,402
Fixed maturities held to maturity, at amortized cost	1,853	2,492
Equity investments, at fair value	300,750	279,164
Other invested assets, at net asset value	88,439	74,015
Policy loans	10,240	9,469
Cash and cash equivalents	166,272	117,544
Total investments and cash	1,766,452	1,682,086
Premiums and other receivables, net	609,523	628,444
Deferred policy acquisition costs and value of business acquired	225,989	215,159
Property and equipment, net	85,710	81,923
Deferred tax asset	60,515	79,010
Goodwill	25,397	25,397
Other assets	63,479	48,229
Total assets	$2,837,065	$2,760,248
Liabilities and Stockholders’ Equity
Claim liabilities	$865,427	$936,789
Liability for future policy benefits	374,659	361,495
Unearned premiums	82,469	82,990
Policyholder deposits	173,703	174,110
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	49,165	44,926
Accounts payable and accrued liabilities	305,256	275,228
Deferred tax liability	8,692	3,245
Long-term borrowings	27,289	28,883
Liability for pension benefits	29,016	31,274
Total liabilities	1,915,676	1,938,940
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at June 30, 2019 and December 31, 2018, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,200,045 and 21,980,492 shares at June 30, 2019 and December 31, 2018, respectively	22,200	21,980
Additional paid-in capital	39,691	34,021
Retained earnings	827,687	761,970
Accumulated other comprehensive income	31,544	3,062
Total Triple-S Management Corporation stockholders’ equity	922,073	821,984
Non-controlling interest in consolidated subsidiary	(684)	(676)
Total stockholders’ equity	921,389	821,308
Total liabilities and stockholders’ equity	$2,837,065	$2,760,248

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenues:
Premiums earned, net	$859,493	$741,770	$1,627,495	$1,493,804
Administrative service fees	2,456	4,066	5,088	7,414
Net investment income	15,062	15,707	30,438	29,462
Other operating revenues	1,591	1,588	3,168	2,659
Total operating revenues	878,602	763,131	1,666,189	1,533,339
Net realized investment gains (losses)	2,364	(921)	3,679	2,021
Net unrealized investment gains (losses) on equity investments	3,323	(776)	22,992	(16,975)
Other income, net	1,705	494	2,874	1,657
Total revenues	885,994	761,928	1,695,734	1,520,042
Benefits and expenses:
Claims incurred	706,304	692,138	1,329,494	1,311,127
Operating expenses	134,084	134,612	266,747	267,746
Total operating costs	840,388	826,750	1,596,241	1,578,873
Interest expense	1,831	1,825	3,619	3,515
Total benefits and expenses	842,219	828,575	1,599,860	1,582,388
Income (loss) before taxes	43,775	(66,647)	95,874	(62,346)
Income tax expense (benefit)	12,849	(27,901)	30,165	(27,514)
Net income (loss)	30,926	(38,746)	65,709	(34,832)
Net (loss) income attributable to non-controlling interest	(5)	1	(8)	1
Net income (loss) attributable to Triple-S Management Corporation	$30,931	$(38,747)	$65,717	$(34,833)
Earnings per share attributable to Triple-S Management Corporation
Basic net income (loss) per share	$1.35	$(1.68)	$2.88	$(1.50)
Diluted net income (loss) per share	$1.35	$(1.68)	$2.87	$(1.50)

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income (loss)	$30,926	$(38,746)	$65,709	$(34,832)
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	14,929	(8,202)	28,370	(15,096)
Defined benefit pension plan:
Actuarial loss, net	56	131	112	262
Total other comprehensive income (loss), net of tax	14,985	(8,071)	28,482	(14,834)
Comprehensive income (loss)	45,911	(46,817)	94,191	(49,666)
Comprehensive (loss) income attributable to non-controlling interest	(5)	1	(8)	1
Comprehensive income (loss) attributable to Triple-S Management Corporation	$45,916	$(46,818)	$94,199	$(49,667)

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	177	1,409	-	-	1,586	-	1,586
Repurchase and retirement of common stock	-	(1)	(15)	-	-	(16)	-	(16)
Comprehensive income (loss)	-	-	-	34,786	13,497	48,283	(3)	48,280
Balance, March 31, 2019	$951	$22,156	$35,415	$796,756	$16,559	$871,837	$(679)	$871,158
Share-based compensation	-	44	4,276	-	-	4,320	-	4,320
Repurchase and retirement of common stock	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	30,931	14,985	45,916	(5)	45,911
Balance, June 30, 2019	$951	$22,200	$39,691	$827,687	$31,544	$922,073	$(684)	$921,389

Balance, December 31, 2017	$951	$22,627	$53,142	$785,390	$51,254	$913,364	$(682)	$912,682
Share-based compensation	-	285	106	-	-	391	-	391
Repurchase and retirement of common stock	-	(580)	(14,095)	-	-	(14,675)	-	(14,675)
Comprehensive income (loss)	-	-	-	3,914	(6,763)	(2,849)	-	(2,849)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	39,882	(39,882)	-	-	-
Balance, March 31, 2018	$951	$22,332	$39,153	$829,186	$4,609	$896,231	$(682)	$895,549
Share-based compensation	-	-	2,151	-	-	2,151	-	2,151
Repurchase and retirement of common stock	-	(89)	(2,254)	-	-	(2,343)	-	(2,343)
Comprehensive loss	-	-	-	(38,747)	(8,071)	(46,818)	-	(46,818)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	-	-	-	1	1
Balance, June 30, 2018	$951	$22,243	$39,050	$790,439	$(3,462)	$849,221	$(681)	$848,540

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$65,709	$(34,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,045	6,986
Net amortization of investments	847	3,116
Additions to the allowance for doubtful receivables	246	1,729
Deferred tax expense (benefit)	16,592	(29,292)
Net realized investment gain on sale of securities	(3,679)	(2,021)
Net unrealized (gains) losses on equity investments	(22,992)	16,975
Interest credited to policyholder deposits	2,811	2,157
Share-based compensation	5,907	2,543
Decrease (increase) in assets:
Premium and other receivables, net	18,674	155,542
Deferred policy acquisition costs and value of business acquired	(12,475)	(2,355)
Deferred taxes	69	522
Other assets	(4,767)	(32,997)
(Decrease) increase in liabilities:
Claim liabilities	(71,362)	4,568
Liability for future policy benefits	13,164	9,669
Unearned premiums	(521)	83,189
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	4,239	8,841
Accounts payable and accrued liabilities	6,798	(63,617)
Net cash provided by operating activities	26,305	130,723

	Six months ended June 30,
	2019	2018

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$315,495	$768,789
Fixed maturities matured/called	14,420	10,656
Securities held to maturity:
Fixed maturities matured/called	1,178	728
Equity investments sold	70,054	123,197
Other invested assets sold	2,096	1,788
Acquisition of investments:
Securities available for sale:
Fixed maturities	(291,533)	(829,010)
Securities held to maturity:
Fixed maturities	(539)	(893)
Equity investments	(67,560)	(99,944)
Other invested assets	(15,424)	(18,649)
(Increase) decrease in other investments	(2,692)	1,817
Net change in policy loans	(771)	(372)
Net capital expenditures	(10,659)	(9,116)
Net cash provided by (used in) investing activities	14,065	(51,009)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	13,189	(1,564)
Repayments of long-term borrowings	(1,613)	(1,618)
Repurchase and retirement of common stock	(1)	(16,395)
Proceeds from policyholder deposits	8,204	11,606
Surrenders of policyholder deposits	(11,421)	(14,705)
Net cash provided by (used in) financing activities	8,358	(22,676)
Net increase in cash and cash equivalents	48,728	57,038
Cash and cash equivalents:
Beginning of period	117,544	198,941
End of period	$166,272	$255,979

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and six months ended June 30, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019.

(2)	Significant Accounting Policies

Recently Adopted Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued guidance to increase transparency and comparability among organizations by requiring the recognition of a lease right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payment on the balance sheet, for both finance and operating leases with lease terms of more than 12 months.  The classification of finance or operating will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  Lessors are required to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  In July 2018, the FASB issued the following guidance “Leases – Targeted Improvements” and “Codification Improvement to Leases” to assist in the implementation of leases and address certain technical corrections and improvement to the recently issued lease standard.  Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors and other implementation considerations.  For public companies, the amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the standard effective January 1, 2019 recognizing approximately $8,800 in ROU assets and lease liabilities for its operating leases in its condensed consolidated balance sheet.  ROU assets are included within the other assets and the lease liabilities are included within the accounts payable and accrued liabilities line items in the accompanying condensed consolidated balance sheet. No cumulative effect adjustment to opening balance of retained earnings on the adoption date was required. Most of the operating leases are related to real estate. The Company adopted the following two accounting policies as a result of the adoption of the standard: (1) to not separate lease components from nonlease components and (2) to not apply the recognition requirements of ASC 842 to short-term leases. In addition, the Company implemented control processes and procedures, as necessary, based on changes resulting from the new standard.

Future Adoptions of Accounting Standards

On April 25, 2019, the FASB issued Accounting Standard Update (ASU) 2019-04: Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendment in this update represent changes to clarify, correct errors in or improve the codification. Such amendments should make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Within the clarifications was the FASB’s intent to include all reinsurance recoverables within the scope of ASU 2016-13 (Topic 326). For public companies, the improvements related to ASU 2016-13 (Topic 326) and ASU 2016-01 (Topic 825) are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance may have on the Company’s condensed consolidated financial statements.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended June 30, 2019 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

(3)          Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government-sponsored enterprises	$35,886	$1,013	$-	$36,899
U.S. Treasury securities and obligations of U.S. government instrumentalities	111,508	5,149	-	116,657
Municipal securities	631,722	36,458	-	668,180
Corporate bonds	173,677	19,409	-	193,086
Residential mortgage-backed securities	169,044	5,057	(7)	174,094
Collateralized mortgage obligations	9,477	505	-	9,982
Total fixed maturities available for sale	$1,131,314	$67,591	$(7)	$1,198,898

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$616	$161	$-	$777
Residential mortgage-backed securities	165	2	-	167
Certificates of deposit	1,072	-	-	1,072
Total	$1,853	$163	$-	$2,016

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$86,379	$2,461	$(401)	$88,439

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$21,470	$120	$(1)	$21,589
U.S. Treasury securities and obligations of U.S. government instrumentalities	174,675	2,349	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,295	-	-	8,295
Municipal securities	692,205	18,112	(538)	709,779
Corporate bonds	186,085	9,724	(239)	195,570
Residential mortgage-backed securities	75,373	1,298	-	76,671
Collateralized mortgage obligations	10,266	208	-	10,474
Total fixed maturities	$1,168,369	$31,811	$(778)	$1,199,402

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$617	$125	$-	$742
Residential mortgage-backed securities	190	2	-	192
Certificates of deposit	1,685	-	-	1,685
Total	$2,492	$127	$-	$2,619

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$72,627	$2,042	$(654)	$74,015

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Residential mortgage-backed securities	$10,180	$(7)	2	-	-	-	$10,180	$(7)	2
Total fixed maturities	$10,180	$(7)	2	$-	$-	-	$10,180	$(7)	2
Other invested assets - Alternative investments	$20,031	$(265)	6	$9,867	$(136)	1	$29,898	$(401)	7

	December 31, 2018
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Obligations of government- sponsored enterprises	$1,469	$(1)	1	$-	$-	-	$1,469	$(1)	1
Municipal securities	62,328	(349)	10	17,648	(189)	3	79,976	(538)	13
Corporate bonds	52,539	(239)	18	-	-	-	52,539	(239)	18
Total fixed maturities	$116,336	$(589)	29	$17,648	$(189)	3	$133,984	$(778)	32
Other invested assets - Alternative investments	$7,399	$(351)	3	$10,447	$(303)	2	$17,846	$(654)	5

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

Residential mortgage-backed securities:  The unrealized losses on these investments were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns. The Company does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows.

Alternative investments:  As of June 30, 2019, alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	June 30, 2019
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	$2,623	$2,641
Due after one year through five years	405,075	419,406
Due after five years through ten years	316,779	336,392
Due after ten years	228,316	256,383
Residential mortgage-backed securities	169,044	174,094
Collateralized mortgage obligations	9,477	9,982
	$1,131,314	$1,198,898
Fixed maturities held to maturity
Due in one year or less	$1,072	$1,072
Due after ten years	616	777
Residential mortgage-backed securities	165	167
	$1,853	$2,016

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

(4)          Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended June 30,		Six months ended June 30
	2019	2018	2019	2018

Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$1,775	$1,340	$2,647	$1,512
Gross losses	(1)	(2,873)	(319)	(10,803)
Total fixed securities	1,774	(1,533)	2,328	(9,291)
Equity investments:
Gross gains	829	551	2,131	8,754
Gross losses	(408)	(525)	(1,045)	(1,024)
Total equity investments	421	26	1,086	7,730
Other invested assets:
Gross gains	189	586	321	3,793
Gross losses	(20)	-	(56)	(211)
Total other invested assets	169	586	265	3,582
Net realized investment gains (losses)	$2,364	$(921)	$3,679	$2,021

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	$19,461	$(11,035)	$36,551	$(21,257)
Other invested assets	99	464	672	439
	$19,560	$(10,571)	$37,223	$(20,818)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$21	$(10)	$36	$(33)

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income (loss) during the six months ended June 30, 2019 and 2018 was $7,446 and $6,147, respectively.

As of June 30, 2019, and December 31, 2018, no individual investment in securities exceeded 10% of stockholders’ equity.

(5)          Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	June 30, 2019	December 31, 2018
Premium	$148,316	$94,613
Self-funded group receivables	27,065	31,184
FEHBP	14,066	14,030
Agent balances	36,588	30,224
Accrued interest	11,544	12,426
Reinsurance recoverable	303,321	399,202
Other	108,120	88,807
	649,020	670,486
Less allowance for doubtful receivables:
Premium	27,358	32,487
Other	12,139	9,555
	39,497	42,042
Total premium and other receivables, net	$609,523	$628,444

As of June 30, 2019, and December 31, 2018, the Company had premiums and other receivables of $92,120 and $54,329, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of June 30, 2019 and December 31, 2018 were $14,703 and $20,984, respectively.

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$36,899	$-	$36,899
U.S. Treasury securities and obligations of U.S government instrumentalities	116,657	-	-	116,657
Municipal securities	-	668,180	-	668,180
Corporate bonds	-	193,086	-	193,086
Residential agency mortgage-backed securities	-	174,094	-	174,094
Collateralized mortgage obligations	-	9,982	-	9,982
Total fixed maturities	$116,657	$1,082,241	$-	$1,198,898
Equity investments	$153,567	$142,053	$5,130	$300,750

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$21,589	$-	$21,589
U.S. Treasury securities and obligations of U.S government instrumentalities	177,024	-	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,295	-	8,295
Municipal securities	-	709,779	-	709,779
Corporate bonds	-	195,570	-	195,570
Residential agency mortgage-backed securities	-	76,671	-	76,671
Collateralized mortgage obligations	-	10,474	-	10,474
Total fixed maturities	$177,024	$1,022,378	$-	$1,199,402
Equity investments	$147,348	$128,011	$3,805	$279,164

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2019 and 2018.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Beginning Balance	$5,049	$3,805
Realized gains	-	-
Unrealized in other accumulated comprehensive income	81	75
Purchases	-	1,250
Sales	-	-
Capital Distributions	-	-
Ending Balance	$5,130	$5,130

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$10,240	$-	$10,240	$-	$10,240

Liabilities:
Policyholder deposits	$173,703	$-	$173,703	$-	$173,703
Long-term borrowings:
Loans payable to bank - variable	27,497	-	27,497	-	27,497
Total liabilities	$201,200	$-	$201,200	$-	$201,200

	December 31, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$9,469	$-	$9,469	$-	$9,469

Liabilities:
Policyholder deposits	$174,110	$-	$174,110	$-	$174,110
Long-term borrowings:
Loans payable to bank - variable	29,114	-	29,114	-	29,114
Total liabilities	$203,224	$-	$203,224	$-	$203,224

(7)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Six months ended June 30, 2019
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$394,226	$542,563	$936,789
Reinsurance recoverable on claim liabilities	-	(315,543)	(315,543)
Net claim liabilities at beginning of period	394,226	227,020	621,246
Claims incurred
Current period insured events	1,288,235	57,020	1,345,255
Prior period insured events	(27,588)	(6,167)	(33,755)
Total	1,260,647	50,853	1,311,500
Payments of losses and loss-adjustment expenses
Current period insured events	954,147	23,429	977,576
Prior period insured events	277,624	26,581	304,205
Total	1,231,771	50,010	1,281,781
Net claim liabilities at end of period	423,102	227,863	650,965
Reinsurance recoverable on claim liabilities	-	214,462	214,462
Claim liabilities at end of period	$423,102	$442,325	$865,427

* Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

	Six months ended June 30, 2018
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$367,357	$739,519	$1,106,876
Reinsurance recoverable on claim liabilities	-	(633,099)	(633,099)
Net claim liabilities at beginning of period	367,357	106,420	473,777
Claims incurred
Current period insured events	1,198,689	57,434	1,256,123
Prior period insured events	(31,126)	72,537	41,411
Total	1,167,563	129,971	1,297,534
Payments of losses and loss-adjustment expenses
Current period insured events	873,736	22,690	896,426
Prior period insured events	223,726	34,071	257,797
Total	1,097,462	56,761	1,154,223
Net claim liabilities at end of period	437,458	179,630	617,088
Reinsurance recoverable on claim liabilities	-	494,356	494,356
Claim liabilities at end of period	$437,458	$673,986	$1,111,444

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

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $9,297 and $17,994 during the three months and six months ended June 30, 2019, respectively.  The change in the liability for future policy benefits during the three months and six months ended June 30, 2018 amounted to $7,414 and $13,593, respectively.

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of June 30, 2019.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2018	$30,365
2019	334,088

(8)          Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Interest cost	$1,741	$1,693	$3,482	$3,386
Expected return on assets	(2,217)	(2,281)	(4,434)	(4,562)
Amortization of actuarial loss	90	215	179	430
Settlement loss	375	325	750	650
Net periodic benefit cost	$(11)	$(48)	$(23)	$(96)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2018 that it expected to contribute $2,000 to the pension program in 2019.  As of June 30, 2019, the Company has contributed $2,000 to the pension program.

(9)	Reinsurance

Triple-S Propiedad, Inc. (TSP) uses facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.  Under these treaties, TSP ceded premiums written were $10,245 and $12,688 for the three months ended June 30, 2019 and 2018, respectively, and $ 23,674 and $27,466 for the six months ended June 30, 2019, and 2018, respectively.  During the six months ended June 30, 2019 and 2018, TSP ceded claims incurred amounting to $679 and $69,594, respectively, related to losses caused by Hurricanes Irma and Maria.

Principal reinsurance agreements are as follows:

•	Casualty excess of loss treaty provides reinsurance for losses up to $12,000, subject to a retention of $225.

•	Medical malpractice excess of loss treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•	Property reinsurance treaty includes proportional cessions and a per risk excess of loss contract limiting losses to $375 in $30,000 risks.

•
Catastrophe protection is purchased limiting losses to $5,000 per event with losses up to approximately $775,000.  After this, there is a retention of $24,500 from the next $70,000, for a total protection of $815,000 in an $845,000 event.

All principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal. TSP’s current property and catastrophe reinsurance program was renewed effective April 1, 2019 for a twelve months period ending March 31, 2020.  Other contracts were renewed as expiring on January 1, 2019.

(10)          Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Unrealized Gain on Securities Beginning Balance	$40,749	$29,462	$27,308	$76,238
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	-	-	-	(39,882)
Other comprehensive income (loss) before reclassifications	16,820	(8,939)	31,313	(13,479)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,891)	737	(2,943)	(1,617)
Net current period change	14,929	(8,202)	28,370	(15,096)
Ending Balance	55,678	21,260	55,678	21,260
Liability for Pension Benefits Beginning Balance	(24,190)	(24,853)	(24,246)	(24,984)
Amounts reclassified from accumulated other comprehensive income	56	131	112	262
Ending Balance	(24,134)	(24,722)	(24,134)	(24,722)
Accumulated Other Comprehensive Income (Loss) Beginning Balance	16,559	4,609	3,062	51,254
Unrealized loss reclassified to beginning retained earnings as the result of implementing new accounting pronouncement	-	-	-	(39,882)
Other comprehensive income (loss) before reclassifications	16,820	(8,939)	31,313	(13,479)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,835)	868	(2,831)	(1,355)
Net current period change	14,985	(8,071)	28,482	(14,834)
Ending Balance	$31,544	$(3,462)	$31,544	$(3,462)

(11)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended June 30, 2019 and 2018 was $4,320 and $2,151, respectively.  Share-based compensation expense recorded during the six months ended June 30, 2019 and 2018 was $5,907 and $2,543, respectively.  During the six months ended June 30, 2019, 602 shares were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares.  There were no non-cash tax withholdings during the three months ended June 30, 2019. During the three months and six months ended June 30, 2018, 8,525 and 24,796 shares, respectively, were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares.

(12)          Net Income (Loss) Available to Stockholders and Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator for earnings per share:
Net income (loss) attributable to TSM available to stockholders	$30,931	$(38,747)	$65,717	$(34,833)
Denominator for basic earnings per share:
Weighted average of common shares	22,830,399	23,016,447	22,794,297	23,146,318
Effect of dilutive securities	64,601	-	72,394	-
Denominator for diluted earnings per share	22,895,000	23,016,447	22,866,691	23,146,318
Basic net income (loss) per share attributable to TSM	$1.35	$(1.68)	$2.88	$(1.50)
Diluted net income (loss) per share attributable to TSM	$1.35	$(1.68)	$2.87	$(1.50)

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

Claims by Heirs of Former Shareholders

The Company and TSS are defending five individual lawsuits: Vera Sanchez, et al, v. Triple-S; Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al; Montilla Lopez, et al v. Seguros de Servicio de Salud, et al; Cebollero Santamaria v. Triple-S Salud, Inc., et al; and Ruiz de Porras, et al, v. Triple-S Salud, Inc.  All claims were filed in the Puerto Rico Court of First Instance by persons who claim to have inherited a total of 62 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock Split).  While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.  Consequently, the remedy requested by the plaintiffs to be recognized as shareholders of the Company in the corresponding proportion.

As a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, these claims are being litigated on their merits.

On January 11, 2019, local Court of Appeals confirmed Court of First Instance’s partial summary judgement in Wanda Irizarry Antonmattei, et al., v. Seguros de Servicios de Salud de Puerto Rico, Inc., et al. ordering the Company to issue 63,000 stock shares in favor of Plaintiffs. On April 23, 2019, the Supreme Court denied the Company’s petition for certiorari. The Company and Plaintiffs entered into a private settlement agreement on July 11, 2019 under which the Company issued Plaintiffs 48,602 shares of Class A common stock thus concluding this litigation.

In Montilla López, et al. v. Seguros de Servicios de Salud, et al. local Court of First Instance entered summary judgment in favor of Company dismissing all claims on November 2, 2018. Plaintiffs filed an Appeal before Puerto Rico Court of Appeals and the Puerto Rico Supreme Court, both of which have been denied. Plaintiff’s request for reconsideration is pending before the Supreme Court.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the Blue Cross Blue Shield Association (BCBSA) in a multi-district class action litigation filed by a group of providers and subscribers on July 24, 2012 and October 1, 2012, respectively, that has since been consolidated by the United States District Court for the Northern District of Alabama, Southern Division, in the case captioned In re Blue Cross Blue Shield Association Antitrust Litigation. Essentially, provider plaintiffs allege that the exclusive service area requirements of the Primary License Agreements with the Blue Plans constitute an illegal horizontal market allocation under federal antitrust laws. As per provider plaintiffs, the quid pro quo for said “market allocation” is a horizontal price fixing and boycott conspiracy implemented through BCBSA and whose benefits are allegedly derived through the BCBSA’s BlueCard/National Accounts Program. Among the remedies sought, provider plaintiffs seek increased compensation rates and operational changes. In turn, subscriber plaintiffs allege that the alleged conspiracy to allocate markets have prevented subscribers from being offered competitive prices and resulted in higher premiums for Blue Plan subscribers. Subscribers seek damages for the amounts that the Blue Plan premiums allegedly have been artificially inflated as a result of the alleged antitrust violations. Both actions seek injunctive relief.

Prior to consolidation, motions to dismiss were filed by several plans, including TSS - whose request was ultimately denied by the court without prejudice. On April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico against TSS. Said complaint, nonetheless, is believed not to preclude TSS’ jurisdictional arguments. Since inception, the Company has joined BCBSA and other Blue Plans in vigorously contesting these claims. On April 5, 2018, the United States District Court for the Northern District of Alabama, Southern Division, issued it’s ruling on the parties’ respective motions for partial summary judgment on the standard of review applicable to plaintiffs’ claims under Section 1 of the Sherman Act and subscriber plaintiffs’ motion for partial summary judgment on the Blue Plan’s single entity defense. After considering the “undisputed” facts (for summary judgment purposes only) and evidence currently on record in the light most favorable to defendants, the court essentially found that: (a) the combination of Exclusive Service Areas and the National Best Efforts Rule are subject to the Per Se standard of review; (b) there remain genuine issues of material fact as to whether defendants’ conduct can be shielded by the “single entity” defense; and (c) claims concerning the BlueCard Program and uncoupling rules are due to be analyzed under the Rule of Reason standard.

On April 16, 2018 Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018 Hon. Judge Proctor agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling. The parties re-commenced mediation in April 2019.

(14)          Segment Information

The Company’s operations are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance.  The Company evaluates performance based primarily on the operating revenues and operating income of each segment.  Operating revenues include premiums earned, net, administrative service fees, net investment income, and revenues derived from other segments.  Operating costs include claims incurred and operating expenses.  The Corporation calculates operating income or loss as operating revenues less operating costs.

The following tables summarize the operations by reportable segment for the three months and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating revenues:
Managed Care:
Premiums earned, net	$793,355	$677,994	$1,498,405	$1,364,596
Administrative service fees	2,456	4,066	5,088	7,414
Intersegment premiums/service fees	1,645	1,323	3,129	2,671
Net investment income	5,479	5,914	11,357	10,771
Total managed care	802,935	689,297	1,517,979	1,385,452
Life Insurance:
Premiums earned, net	44,511	41,180	88,233	82,269
Intersegment premiums	508	216	986	597
Net investment income	6,822	6,619	13,382	12,677
Total life insurance	51,841	48,015	102,601	95,543
Property and Casualty Insurance:
Premiums earned, net	21,627	22,596	40,857	46,659
Intersegment premiums	154	154	307	307
Net investment income	2,384	2,764	4,871	5,206
Total property and casualty insurance	24,165	25,514	46,035	52,172
Other segments: *
Intersegment service revenues	2,007	49	3,973	288
Operating revenues from external sources	1,591	1,588	3,168	2,659
Total other segments	3,598	1,637	7,141	2,947
Total business segments	882,539	764,463	1,673,756	1,536,114
TSM operating revenues from external sources	377	410	828	808
Elimination of intersegment premiums/service fees	(2,307)	(1,693)	(4,422)	(3,295)
Elimination of intersegment service revenues	(2,007)	(49)	(3,973)	(288)
Consolidated operating revenues	$878,602	$763,131	$1,666,189	$1,533,339

*	Includes segments that are not required to be reported separately, primarily the health clinics and the data processing services organization.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating income (loss):
Managed care	$29,302	$1,417	$51,412	$12,035
Life insurance	5,215	5,331	10,855	8,956
Property and casualty insurance	4,784	(71,019)	8,338	(67,940)
Other segments *	(730)	427	(1,122)	602
Total business segments	38,571	(63,844)	69,483	(46,347)
TSM operating revenues from external sources	377	410	828	808
TSM unallocated operating expenses	(3,137)	(2,585)	(5,169)	(4,795)
Elimination of TSM intersegment charges	2,403	2,400	4,806	4,800
Consolidated operating income (loss)	38,214	(63,619)	69,948	(45,534)
Consolidated net realized investment gains (losses)	2,364	(921)	3,679	2,021
Consolidated net unrealized investment gains (losses) on equity investments	3,323	(776)	22,992	(16,975)
Consolidated interest expense	(1,831)	(1,825)	(3,619)	(3,515)
Consolidated other income, net	1,705	494	2,874	1,657
Consolidated income (loss) before taxes	$43,775	$(66,647)	$95,874	$(62,346)

Depreciation and amortization expense:
Managed care	$2,792	$2,804	$5,549	$5,445
Life insurance	273	296	545	596
Property and casualty insurance	86	108	180	212
Other segments*	193	172	378	340
Total business segments	3,344	3,380	6,652	6,593
TSM depreciation expense	196	196	393	393
Consolidated depreciation and amortization expense	$3,540	$3,576	$7,045	$6,986

*	Includes segments that are not required to be reported separately, primarily the health clinics and the data processing services organization.

	June 30, 2019	December 31, 2018
Assets:
Managed care	$1,237,890	$1,078,262
Life insurance	912,550	863,470
Property and casualty insurance	648,292	747,583
Other segments *	25,307	20,705
Total business segments	2,824,039	2,710,020
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	32,541	57,818
Property and equipment, net	23,159	21,733
Other assets	32,492	22,521
	88,192	102,072
Elimination entries-intersegment receivables and others	(75,166)	(51,844)
Consolidated total assets	$2,837,065	$2,760,248

*	Includes segments that are not required to be reported separately, primarily the health clinics and the data processing services organization.

(15)          Subsequent Events

On July 16, 2019, the Company announced that its Board of Directors authorized the conversion (Conversion) of the Company’s remaining issued and outstanding Class A common shares into Class B common shares, effective August 7, 2019.

As the result of a recent litigation settlement, the Company will issue 48,602 Class A shares to the heirs of a former shareholder preceding the Conversion.  The issuance of these new Class A shares will entitle all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) will receive a share dividend of 0.051107 Class B shares for every Class B share they own as of that time, as determined by the anti-dilution formula in the Company’s articles of incorporation.  The Class B share dividend will be payable on August 6, 2019; cash will be paid in lieu of fractional shares so that shareholders receive a whole number of shares of common stock.  After the issuance of the Class A shares described above and the Class B share dividend, the Company’s total outstanding common stock is expected to be approximately 24,334,000 shares.

Effective upon the Company’s public announcement on August 7, 2019, all Class A holders of record will receive one Class B share for each Class A share held.  Upon the Conversion, all remaining outstanding Class A shares will be automatically cancelled and extinguished, and the Company will maintain a single class of common shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2019.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2018 and the MD&A included therein, and our condensed consolidated financial statements and accompanying notes as of and for the three months and six months ended June 30, 2019 included in this Quarterly Report on Form 10-Q.

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

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of June 30, 2019, we served approximately 930,000 managed care members across all regions of Puerto Rico.  For the six months ended June 30, 2019 and 2018, our managed care segment represented approximately 92% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Recent Developments

Puerto Rico Economy

In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which authorized the President to select the members from several lists required to be submitted by congressional leaders.  On February 15, 2019, the First Circuit of the U.S. Court of Appeals (the First Circuit) declared such appointments unconstitutional upon concluding that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate.  The First Circuit’s decision, which is currently stayed pending review by the U.S. Supreme Court, did not eliminate otherwise valid actions taken by the Oversight Board. Moreover, U.S. President Donald Trump recently nominated the current Oversight Board members to serve their terms through the end of August. Such appointments, however, are pending confirmation by the U.S. Senate.

The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 9, 2019 (the Commonwealth Fiscal Plan). The Commonwealth Fiscal Plan estimates a 4.7% contraction in real GNP in fiscal year 2018, after accounting for the impact of disaster relief funding and the measures and structural reforms contemplated by the plan. It also projects that disaster relief spending will have a short-term stimulative effect on the economy, which, combined with the estimated effects of the proposed fiscal measures and structural reforms, will result in real GNP growth of approximately 4% and 1.5% in fiscal years 2019 and 2020, respectively. The Commonwealth Fiscal Plan estimates that the Commonwealth’s population will continue to decline at rates of approximately 1% to 2% annually through fiscal year 2024.

The indictment of two senior Puerto Rico government officials on fraud and related charges in July 2019, as well as other recent scandals involving former Puerto Rico Governor, Ricardo Rosselló Nevares, and other senior government officials led to massive protests and, ultimately, Rosselló’s resignation, which became effective on August 2, 2019. Pedro Pierluisi, a former Resident Commissioner of Puerto Rico in the U.S. Congress, was nominated by Rosselló on July 31, 2019 to serve as the Puerto Rico Secretary of State (who is first in line to succeed the Governor upon a vacancy under the Puerto Rico Constitution) and was sworn in as the new Governor after Rosselló’s resignation became effective. However, on August 7, 2019, Pierluisi’s accession to the governorship was declared unconstitutional by the Puerto Rico Supreme Court and the Secretary of Justice (who is second in line to succeed the Governor upon a vacancy under applicable law), Wanda Vázquez Garced, was sworn in as Governor. It is still too early to assess whether the current political instability will continue for a prolonged period and, therefore, whether it could have an adverse impact on economic activity in Puerto Rico, including by affecting receipt of federal funding or ongoing debt restructuring efforts.

See Item 1A.  Risk Factors – Risks Related to our Business – “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Medicaid

The U.S. House of Representatives’ Committee on Energy and Commerce recently approved the “Territories Health Care Improvement Act” as part of H.R. 2328 and forwarded it to the full House for consideration. The bill provides for approximately $12 billion in funding over four years for the Puerto Rico Medicaid program.  However, in light of recent allegations of public corruption, including the indictment of the former executive director of the Puerto Rico Health Insurance Administration (ASES by its Spanish acronym) on federal fraud and related charges, members of the U.S. Congress have requested the inclusion of accountability measures to ensure the proper use of funds in the bill, and have requested additional information concerning Puerto Rico’s Medicaid program to the U.S. Department of Health and Human Services.

Conversion of Remaining Class A Shares into Class B Shares and Elimination of Dual Class Equity Structure

On July 16, 2019, the Company announced that its Board of Directors authorized the conversion (Conversion) of the Company’s remaining issued and outstanding Class A common shares into Class B common shares, effective August 7, 2019.

As the result of a recent litigation settlement, the Company issued 48,602 Class A shares to the heirs of a former shareholder preceding the Conversion.  The issuance of these new Class A shares entitle all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time, as determined by the anti-dilution formula in the Company’s articles of incorporation.  The Class B share dividend became payable on August 6, 2019; cash was paid in lieu of fractional shares so that shareholders receive a whole number of shares of common stock.  After the issuance of the Class A shares described above and the Class B share dividend, the Company’s total outstanding common stock is expected to be 24.334 million shares.

Effective upon the Company’s public announcement on August 7, 2019, all Class A holders of record received one Class B share for each Class A share held.  Upon the Conversion, all remaining outstanding Class A shares were automatically cancelled and extinguished, and the Company will maintain a single class of common shares.

Recent Accounting Standards

For a description of recent accounting standards, see Note 2 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2019	2018
Managed care enrollment:
Commercial [1]	436,407	457,089
Medicare	128,670	111,667
Medicaid	364,495	404,338
Total	929,572	973,094
Managed care enrollment by funding arrangement:
Fully-insured	811,594	828,054
Self-insured	117,978	145,040
Total	929,572	973,094

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Revenues:
Premiums earned, net	$859.5	$741.8	$1,627.5	$1,493.8
Administrative service fees	2.5	4.1	5.1	7.4
Net investment income	15.0	15.7	30.4	29.5
Other operating revenues	1.6	1.5	3.2	2.6
Total operating revenues	878.6	763.1	1,666.2	1,533.3
Net realized investment gains (losses)	2.4	(0.9)	3.6	2.0
Net unrealized investment gains (losses) on equity investments	3.3	(0.8)	23.0	(17.0)
Other income, net	1.7	0.5	2.9	1.7
Total revenues	886.0	761.9	1,695.7	1,520.0
Benefits and expenses:
Claims incurred	706.3	692.1	1,329.5	1,311.1
Operating expenses	134.1	134.6	266.7	267.7
Total operating expenses	840.4	826.7	1,596.2	1,578.8
Interest expense	1.8	1.8	3.6	3.5
Total benefits and expenses	842.2	828.5	1,599.8	1,582.3
Income (loss) before taxes	43.8	(66.6)	95.9	(62.3)
Income tax expense (benefit)	12.9	(27.9)	30.2	(27.5)
Net income (loss) attributable to TSM	$30.9	$(38.7)	$65.7	$(34.8)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Operating Revenues

Consolidated premiums earned, net increased by $117.7 million, or 15.9%, to $859.5 million. This increase primarily reflects higher premiums in the Managed Care segment by $115.5 million due to higher average premiums rates across all Managed Care lines of business and an increase in Medicare membership.  The increase was partially offset by lower Medicaid membership.

Claims Incurred

Consolidated claims incurred increased by $14.2 million, or 2.1%, to $706.3 million mostly due to higher claims in the Managed Care segment.  The increase in Managed Care claims primarily reflects higher enrollment in the segment’s Medicare business, offset in part by favorable prior period reserve developments. This increase was partially offset by $76.4 million of unfavorable prior period reserve development recognized by the Property and Casualty segment during prior year quarter in claims related to Hurricane Maria. The consolidated loss ratio decreased by 1,110 basis points to 82.2%.  Adjusting for the Managed Care prior period reserve developments in 2019 and 2018, moving the Medicare risk score revenue to its corresponding period, and excluding the Property and Casualty hurricane related unfavorable prior period reserve in 2019, the consolidated loss ratio would have been approximately 82.8%, 20 basis points lower than last year.

Operating Expenses

Consolidated operating expenses decreased by $0.5 million, or 0.4%, to $134.1 million.  The decrease in operating expenses mostly results from the suspension in 2019 of the Health Insurance Providers Fee (HIP fee) of $12.2 million, offset in part by higher personnel cost and commission expense.  For the three months ended June 30, 2019, the consolidated operating expense ratio decreased 240 basis points to 15.6%.

Income Taxes

Consolidated income tax expense for the three months ended June 30, 2019 was $12.9 million, compared to a benefit of $27.9 million during the three months ended June 30, 2018. The year over year change in income taxes reflects the loss before taxes in the 2018 period in the Property and Casualty segment.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Revenues

Consolidated premiums earned, net increased by $133.7 million, or 8.9%, to $1,627.5 million. This increase primarily reflects higher premiums in the Managed Care segment by $134.0 million due to higher average premiums rates across all Managed Care lines of business and an increase in Medicare membership.  The increase was partially offset by lower Medicaid membership.

Net unrealized investment gains (losses) on equity investments

The $23.0 million in consolidated net unrealized investment gains reflects the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $18.4 million, or 1.4%, to $1,329.5 million due to higher claims in the Managed Care segment.  The increase in Managed Care claims primarily reflects higher enrollment in the segment’s Medicare business, offset in part by favorable prior period reserve developments.  This increase was partially offset by $76.4 million of unfavorable prior period reserve development recognized by the Property and Casualty segment during the prior year in claims related to Hurricane Maria.  The consolidated loss ratio decreased by 610 basis points to 81.7%.  Adjusting for the Managed Care prior period reserve developments in 2019 and 2018, moving the Medicare risk score revenue to its corresponding period, and excluding the Property and Casualty hurricane related unfavorable prior period reserve in 2019, the consolidated loss ratio would have been approximately 82.0%, 80 basis points lower than last year.

Operating Expenses

Consolidated operating expenses decreased by $1.0 million, or 0.4%, to $266.7 million.  The decrease in operating expenses mostly result from the suspension of the HIP fee of $23.9 million offset in part by higher personnel costs and commission expense as well as to an increase in the provision for doubtful accounts.  For the six months ended June 30, 2019, the consolidated operating expense ratio decreased 150 basis points to 16.3%.

Income Taxes

Consolidated income tax expense for the six months ended June 30, 2019 was $30.2 million, compared to a benefit of $27.5 million during the six months ended June 30, 2018.  The year over year change in income taxes reflects the loss before taxes in the 2018 period in the Property and Casualty segment.

Managed Care Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Operating revenues:
Medical premiums earned, net:
Commercial	$200.8	$194.7	$399.3	$393.5
Medicare	366.0	279.8	698.6	567.7
Medicaid	227.0	203.8	401.4	404.1
Medical premiums earned, net	793.8	678.3	1,499.3	1,365.3
Administrative service fees	3.6	5.1	7.3	9.4
Net investment income	5.5	5.9	11.4	10.8
Total operating revenues	802.9	689.3	1,518.0	1,385.5
Medical operating costs:
Medical claims incurred	670.7	583.8	1,260.7	1,167.6
Medical operating expenses	102.9	104.1	205.9	205.9
Total medical operating costs	773.6	687.9	1,466.6	1,373.5
Medical operating income	$29.3	$1.4	$51.4	$12.0
Additional data:
Member months enrollment:
Commercial:
Fully-insured	955,463	940,484	1,908,515	1,901,774
Self-funded	353,961	439,675	716,451	889,453
Total commercial	1,309,424	1,380,159	2,624,966	2,791,227
Medicare	385,835	334,887	769,443	673,227
Medicaid	1,092,132	1,201,743	2,121,868	2,373,088
Total member months	2,787,391	2,916,789	5,516,277	5,837,542
Medical loss ratio	84.5%	86.1%	84.1%	85.5%
Operating expense ratio	12.9%	15.2%	13.7%	15.0%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Medical Operating Revenues

Medical premiums earned increased by $115.5 million, or 17.0%, to $793.8 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased by $86.2 million, or 30.8% to $366.0 million, primarily reflecting an increase in enrollment by approximately 51,000 member months, and higher average premium rates reflecting an increase in the average membership risk score.

•
Medical premiums generated by the Medicaid business increased by $23.2 million, or 11.4% to $227.0 million, primarily reflecting higher average premium rates in 2019 offset in part by a decrease in membership of approximately 110,000 member months, and $3.6 million related to the suspension of the HIP fee pass-through in 2019. The decrease in membership follows the lower membership assigned to us by ASES when implementing the new contract effective November 1, 2018. The increase in average premium rates is due to the change in model brought by the new contract, where we now insure members across Puerto Rico which have a higher average premium rates per member, compared to the previous contract where we covered only two service regions with lower premium rates per member.

•
Medical premiums generated by the Commercial business increased by $6.1 million, or 3.1%, to $200.8 million. This fluctuation primarily reflects higher enrollment during the quarter by approximately 15,000 member months, and higher average premium rates, offset in part by $3.0 million related to the suspension of the HIP fee pass-through in 2019.

Medical Claims Incurred

Medical claims incurred increased by $86.9 million, or 14.9%, to $670.7 million when compared to the three months ended June 30, 2018.  The medical loss ratio (MLR) of the segment decreased 160 basis points during the 2019 period, to 84.5%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred in the Medicare business increased by $54.2 million, or 21.9%, during the 2019 period mostly driven by higher enrollment.  The MLR, at 82.4% was 600 basis points lower than the same period last year.  Adjusting for the effect of prior period reserve developments in 2019 and 2018 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 83.2% this quarter, about 70 basis points higher than last year reflecting higher premiums during the 2019 period and the impact of cost containment initiatives.

•
The medical claims incurred in the Medicaid business increased by $26.5 million, or 14.7%, during the 2019 period. The MLR, at 91.1%, was 260 basis point higher than the same period last year.  Adjusting for the effect of prior period reserve developments, the Medicaid MLR would have been approximately 91.1%, for the quarter, 530 basis points higher than the adjusted MLR for last year reflecting the higher required target MLR of the current Medicaid contract and the impact of the elimination in 2019 of the HIP fee. The current Medicaid contract requires a minimum MLR of 92%, including allocation of healthcare quality improvement expenses.

•
The medical claims incurred in the Commercial business increased by $6.3 million, or 4.0%, during the 2019 period.  The MLR, at 80.9% was 70 basis points higher than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 82.6%, 140 basis points lower than the adjusted MLR for last year.

Medical Operating Expenses

Medical operating expenses decreased by $1.2 million, or 1.2%, to $102.9 million.  The operating expense ratio decreased by 230 basis points to 12.9% in 2019.  The lower operating expenses and expense ratio are mostly driven by a $12.2 million decrease in the HIP Fee due to the moratorium of the fee in 2019, offset in part by higher personnel costs and commission expense.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Medical Operating Revenues

Medical premiums earned increased by $134.0 million, or 9.8%, to $1,499.3 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased by $130.9 million, or 23.1%, to $698.6 million, primarily reflecting an increase in member months enrollment by approximately 96,000 and higher average premium rates, mainly reflecting higher membership risk score in 2019.

•
Medical premiums generated by the Commercial business increased by $5.8 million, or 1.5%, to $399.3 million. This fluctuation primarily reflects higher member enrollment during the year by approximately 7,000 member months and higher average premium rates, offset in part by $6.0 million related to the suspension of the HIP fee pass-through in 2019.

•
Medical premiums generated by the Medicaid business decreased by $2.7 million or 0.7% to $401.4 million. This decrease primarily reflects lower enrollment by approximately 251,000 member months, the impact of the profit sharing accrual, which lowered 2019 premiums by $5.2 million, and $7.3 million related to the suspension of the HIP fee pass-through in 2019. The decrease in membership follows the lower membership assigned to us by ASES when implementing the new Medicaid contract effective November 1, 2018. The increase in average premium rates is due to the change in model brought by the new contract, where we now insure members across Puerto Rico which have a higher average premium rates per member, compared to the previous contract where we covered only two service regions with lower premium rates per member.

Medical Claims Incurred

Medical claims incurred increased by $93.1 million, or 8.0%, to $1,260.7 million when compared to the six months ended June 30, 2018. The MLR of the segment decreased 140 basis points during 2019, to 84.1%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred in the Medicare business increased by $78.8 million, or 16.0%, during the 2019 period mostly driven by higher enrollment.  The MLR, at 81.5% was 490 basis points lower than the same period last year. Adjusting for the effect of prior period reserve developments in 2019 and 2018 and moving the risk score revenue adjustments to their corresponding period, the Medicare MLR would have been approximately 84.3% this year, about 210 basis points higher than last year reflecting higher premiums during the 2019 period and the impact of cost containment initiatives.

•
The medical claims incurred in the Commercial business increased by $9.1 million, or 2.9%, during the 2019 period. The MLR, at 81.9%, was 110 basis point higher than the same period last year.  Adjusting for the effect of prior period reserve developments, the Commercial MLR would have been 82.3%, 110 basis points lower than the adjusted MLR for last year.

•
The medical claims incurred in the Medicaid business increased by $5.2 million, or 1.4%, during the 2019 period. The MLR, at 90.7%, was 180 basis point higher than the same period last year.  Adjusting for the effect of prior period reserve developments, the Medicaid MLR would have been approximately 91.4% this period, 470 basis points higher than the adjusted MLR for last year reflecting the higher required target MLR of the current Medicaid contract and the impact of the elimination in 2019 of the HIP fee.

Medical Operating Expenses

Total medical operating expenses, at $205.9 million, did not change when compared to the prior period, while the operating expense ratio decreased by 130 basis points to 13.7% in 2019.  The lower operating expense ratio reflects the suspension of the HIP fee in 2019, resulting in a decrease of $23.9 million, offset by increases in personnel costs, commission expense, and in the provision for doubtful accounts.

Life Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Operating revenues:
Premiums earned, net:
Premiums earned	$46.8	$43.1	$92.4	$86.1
Assumed earned premiums	0.3	0.5	1.0	1.3
Ceded premiums earned	(2.1)	(2.2)	(4.2)	(4.5)
Premiums earned, net	45.0	41.4	89.2	82.9
Net investment income	6.8	6.6	13.4	12.7
Total operating revenues	51.8	48.0	102.6	95.6
Operating costs:
Policy benefits and claims incurred	27.3	23.5	53.3	48.5
Underwriting and other expenses	19.3	19.2	38.4	38.1
Total operating costs	46.6	42.7	91.7	86.6
Operating income	$5.2	$5.3	$10.9	$9.0
Additional data:
Loss ratio	60.7%	56.8%	59.8%	58.5%
Operating expense ratio	42.9%	46.4%	43.0%	46.0%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Operating Revenues

Premiums earned, net increased by $3.6 million, or 8.7%, to $45.0 million, mainly as the result of higher sales and improved policy retention in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $3.8 million, or 16.2%, to $27.3 million, mostly as the result of higher actuarial reserves following improved portfolio persistency during the period and higher claim levels through all lines of business. As a result, the segment’s loss ratio increased 390 basis point to 60.7%.

Underwriting and Other Expenses

Underwriting and other expenses, at $19.3 million, were in line with previous year.  The segment’s operating expense ratio improved 350 basis points to 42.9%.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Revenues

Premiums earned, net increased by $6.3 million, or 7.6%, to $89.2 million, mainly as the result of higher sales and improved policy retention in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $4.8 million, or 9.9%, to $53.3 million, mostly as the result of higher actuarial reserves following improved portfolio persistency during the period and a growing trend of cancer claims.  As a result, the segment’s loss ratio increased 130 basis point to 59.8%.

Underwriting and Other Expenses

Underwriting and other expenses were in line with previous year, increasing $0.3 million, or 0.8%, to $38.4 million mostly reflecting the segment’s higher volume of business offset in part by a lower amortization of deferred acquisition costs reflecting the segment’s improved portfolio persistency.  As a result, the segment’s operating expense ratio improved 300 basis points to 43.0%.

Property and Casualty Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Operating revenues:
Premiums earned, net:
Premiums written	$36.4	$32.8	$67.3	$66.4
Premiums ceded	(10.3)	(12.8)	(23.7)	(27.5)
Change in unearned premiums	(4.3)	2.8	(2.5)	8.1
Premiums earned, net	21.8	22.8	41.1	47.0
Net investment income	2.4	2.8	4.9	5.2
Total operating revenues	24.2	25.6	46.0	52.2
Operating costs:
Claims incurred	9.4	85.9	18.0	96.9
Underwriting and other expenses	10.0	10.7	19.7	23.2
Total operating costs	19.4	96.6	37.7	120.1
Operating (loss) income	$4.8	$(71.0)	$8.3	$(67.9)
Additional data:
Loss ratio	43.1%	376.8%	43.8%	206.2%
Operating expense ratio	45.9%	46.9%	47.9%	49.4%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Operating Revenues

Total premiums written increased by $3.6 million, or 11.0%, to $36.4 million, driven by higher sales of Commercial Auto, Commercial Package, and Personal Package products.

The premiums ceded to reinsurers decreased by $2.5 million, or 19.5%, mostly reflecting a decrease in cessions in the Commercial quota share agreement from 35% in 2018 to 25% in 2019 resulting in an incoming portfolio transfer of $2.2 million.  This decrease was offset in part by higher catastrophe non-proportional reinsurance costs.

Claims Incurred

Claims incurred decreased by $76.5 million, or 89.1%, to $9.4 million primarily driven by $76.4 million of unfavorable prior period reserve development in claims in the prior year quarter related to Hurricane Maria. As a result, the loss ratio decreased to 43.1% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $0.7 million, or 6.5%, to $10.0 million mostly due to lower net commission expense following the decrease in net premiums earned.  The operating expense ratio was 45.9%, 100 basis points lower than prior year.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Revenues

Total premiums written increased by $0.9 million, or 1.4%, to $67.3 million, driven by higher volume of Commercial Auto, Commercial Liability, and Commercial Package products, offset by lower sales of Commercial Property products, mostly resulting from the selective and disciplined underwriting of Commercial risks.

The premiums ceded to reinsurers decreased by $3.8 million, or 13.8%, mostly reflecting a decrease in cessions in the Commercial quota share agreement from 35% in 2018 to 25% in 2019 resulting in an incoming portfolio transfer of $2.2 million.  This decrease was offset in part by higher catastrophe non-proportional reinsurance costs.

Claims Incurred

Claims incurred decreased by $78.9 million, or 81.4%, to $18.0 million driven by a $76.4 million unfavorable prior period reserve development in claims in prior year related to Hurricane Maria.  As a result, the loss ratio decreased to 43.8% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $3.5 million, or 15.1%, to $19.7 million mostly due to lower commission expense following the decrease in net premiums earned.  The operating expense ratio was 47.9%, 150 basis points lower than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended June 30,
(dollar amounts in millions)	2019	2018
Sources (uses) of cash:
Cash provided by operating activities	$26.3	$130.7
Net purchases of investment securities	25.5	(41.5)
Net capital expenditures	(10.7)	(9.1)
Payments of long-term borrowings	(1.6)	(1.6)
Proceeds from policyholder deposits	8.2	11.6
Surrenders of policyholder deposits	(11.4)	(14.7)
Repurchase and retirement of common stock	-	(16.4)
Other	12.4	(2.0)
Net increase in cash and cash equivalents	$48.7	$57.0

Decrease in net cash provided by operating activities by approximately $104.4 million mostly reflects the collection in advance of July CMS premiums in the 2018 period, lower premium collections in the Managed Care segment, and Property and Casualty hurricane related claim payments, offset in part by lower payments to suppliers and employees.

Net proceeds from investments in securities are part our asset/liability management strategy.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2018, the Company repurchased and retired under this program 643,963 of our Class B Common Stock shares at an average per share price of $25.40, for an aggregate cost of $16.4 million.  No share repurchases were made during the six months ended June 30, 2019.

The fluctuation in the Other sources (uses) of cash is attributed to changes in the amount of outstanding checks over bank balances.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2019, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of June 30, 2019.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of June 30, 2019, we are in compliance with these covenants.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see Note 13 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. The following text updates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Under the sub-caption “Certain of our current and former providers may bring materially dilutive claims against us.”, the fourth paragraph was amended to read as follows:

We believe that we should prevail in any litigation with respect to these matters; however, we cannot predict the outcome of any such litigation, including with respect to the magnitude of any claims that may be asserted by any plaintiff, and the interests of our shareholders could be materially diluted to the extent that claims under the share acquisition agreements are successful.  In addition, all remaining shares of our Class A common stock were converted into Class B common stock on August 7, 2019, at which point we ceased to have a dual-class structure and the remaining antidilution protection afforded to holders of Class B shares by that structure ceased.

Under the sub-caption “Heirs of certain of our former shareholders may bring materially dilutive claims against us.”, the second paragraph was amended to read as follows:

We believe that we should prevail in litigation with respect to these matters; however, we cannot predict the outcome of any such litigation regarding these non-medical heirs.  The interests of our existing shareholders could be materially diluted to the extent that any such claims are successful.  In addition, all remaining shares of our Class A common stock were converted into Class B common stock on August 7, 2019, at which point we ceased to have a dual-class structure and the remaining antidilution protection afforded to holders of Class B shares by that structure ceased.

The risk described under the sub-caption “The dual class structure may not successfully protect against significant dilution of your shares of Class B common stock.” was eliminated.

The sub-caption “Future sales of our Class B common stock, or the perception that such future sales may occur, may have an adverse impact of its market price.”, was amended to read as follows:

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. As of December 31, 2018, there were 21,980,168 shares of Class B common stock and 950,968 shares of Class A common stock.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock until conversion of all remaining Class A common stock to Class B common stock, which occurred on August 7, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and six months ended June 30, 2019 and 2018 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	August 8, 2019	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	August 8, 2019	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer