Form 10-Q
period 2019-09-30
TRIPLE-S MANAGEMENT CORP
filed 2019-11-07
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2019

Common Stock Class B, $1.00 par value	24,333,036

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2019

Part I -  Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	September 30, 2019	December 31, 2018

Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,268,910	$1,199,402
Fixed maturities held to maturity, at amortized cost	1,860	2,492
Equity investments, at fair value	267,283	279,164
Other invested assets, at net asset value	97,084	74,015
Policy loans	10,566	9,469
Cash and cash equivalents	98,932	117,544
Total investments and cash	1,744,635	1,682,086
Premiums and other receivables, net	608,305	628,444
Deferred policy acquisition costs and value of business acquired	232,948	215,159
Property and equipment, net	86,299	81,923
Deferred tax asset	61,680	79,010
Goodwill	28,970	25,397
Other assets	67,529	48,229
Total assets	$2,830,366	$2,760,248
Liabilities and Stockholders’ Equity
Claim liabilities	$801,991	$936,789
Liability for future policy benefits	381,264	361,495
Unearned premiums	88,281	82,990
Policyholder deposits	177,129	174,110
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	44,947	44,926
Accounts payable and accrued liabilities	322,207	275,228
Deferred tax liability	10,283	3,245
Long-term borrowings	26,492	28,883
Liability for pension benefits	29,081	31,274
Total liabilities	1,881,675	1,938,940
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at December 31, 2018	-	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 24,333,036 and 21,980,492 shares at September 30, 2019 and December 31, 2018, respectively	24,333	21,980
Additional paid-in capital	67,180	34,021
Retained earnings	816,969	761,970
Accumulated other comprehensive income	40,895	3,062
Total Triple-S Management Corporation stockholders’ equity	949,377	821,984
Non-controlling interest in consolidated subsidiary	(686)	(676)
Total stockholders’ equity	948,691	821,308
Total liabilities and stockholders’ equity	$2,830,366	$2,760,248

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenues:
Premiums earned, net	$815,021	$742,445	$2,442,516	$2,236,249
Administrative service fees	2,607	3,802	7,695	11,216
Net investment income	15,176	16,168	45,614	45,630
Other operating revenues	3,167	1,575	6,335	4,234
Total operating revenues	835,971	763,990	2,502,160	2,297,329
Net realized investment gains (losses)	1,087	(956)	4,766	1,065
Net unrealized investment gains (losses) on equity investments	1,267	5,632	24,259	(11,343)
Other income, net	485	1,943	3,359	3,600
Total revenues	838,810	770,609	2,534,544	2,290,651
Benefits and expenses:
Claims incurred	680,010	648,580	2,009,504	1,959,707
Operating expenses	136,882	141,026	403,629	408,772
Total operating costs	816,892	789,606	2,413,133	2,368,479
Interest expense	2,062	2,000	5,681	5,515
Total benefits and expenses	818,954	791,606	2,418,814	2,373,994
Income (loss) before taxes	19,856	(20,997)	115,730	(83,343)
Income tax expense (benefit)	5,910	(3,430)	36,075	(30,944)
Net income (loss)	13,946	(17,567)	79,655	(52,399)
Net (loss) income attributable to non-controlling interest	(2)	-	(10)	1
Net income (loss) attributable to Triple-S Management Corporation	$13,948	$(17,567)	$79,665	$(52,400)
Earnings per share attributable to Triple-S Management Corporation
Basic net income (loss) per share	$0.59	$(0.77)	$3.44	$(2.27)
Diluted net income (loss) per share	$0.58	$(0.77)	$3.43	$(2.27)

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$13,946	$(17,567)	$79,655	$(52,399)
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	9,290	(6,216)	37,660	(21,312)
Defined benefit pension plan:
Actuarial loss, net	61	147	173	409
Total other comprehensive income (loss), net of tax	9,351	(6,069)	37,833	(20,903)
Comprehensive income (loss)	23,297	(23,636)	117,488	(73,302)
Comprehensive (loss) income attributable to non-controlling interest	(2)	-	(10)	1
Comprehensive income (loss) attributable to Triple-S Management Corporation	$23,299	$(23,636)	$117,498	$(73,303)

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	177	1,409	-	-	1,586	-	1,586
Repurchase and retirement of common stock	-	(1)	(15)	-	-	(16)	-	(16)
Comprehensive income (loss)	-	-	-	34,786	13,497	48,283	(3)	48,280
Balance, March 31, 2019	$951	$22,156	$35,415	$796,756	$16,559	$871,837	$(679)	$871,158
Share-based compensation	-	44	4,276	-	-	4,320	-	4,320
Comprehensive income (loss)	-	-	-	30,931	14,985	45,916	(5)	45,911
Balance, June 30, 2019	$951	$22,200	$39,691	$827,687	$31,544	$922,073	$(684)	$921,389
Share-based compensation	-	1	2,816	-	-	2,817	-	2,817
Issuance of Common Stock	48	-	1,151	-	-	1,199	-	1,199
Stock dividend	-	1,133	23,522	(24,655)	-	-	-	-
Dividend	-	-	-	(11)	-	(11)	-	(11)
Common Stock Class A conversion to Class B	(999)	999	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	13,948	9,351	23,299	(2)	23,297
Balance, September 30, 2019	$-	$24,333	$67,180	$816,969	$40,895	$949,377	$(686)	$948,691

Balance, December 31, 2017	$951	$22,627	$53,142	$785,390	$51,254	$913,364	$(682)	$912,682
Share-based compensation	-	285	106	-	-	391	-	391
Repurchase and retirement of common stock	-	(580)	(14,095)	-	-	(14,675)	-	(14,675)
Comprehensive income (loss)	-	-	-	3,914	(6,763)	(2,849)	-	(2,849)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	39,882	(39,882)	-	-	-
Balance, March 31, 2018	$951	$22,332	$39,153	$829,186	$4,609	$896,231	$(682)	$895,549
Share-based compensation	-	-	2,151	-	-	2,151	-	2,151
Repurchase and retirement of common stock	-	(89)	(2,254)	-	-	(2,343)	-	(2,343)
Comprehensive (loss) income	-	-	-	(38,747)	(8,071)	(46,818)	1	(46,817)
Balance, June 30, 2018	$951	$22,243	$39,050	$790,439	$(3,462)	$849,221	$(681)	$848,540
Share-based compensation	-	3	916	-	-	919	-	919
Repurchase and retirement of common stock	-	(260)	(5,735)	-	-	(5,995)	-	(5,995)
Comprehensive (loss) income	-	-	-	(17,567)	(6,069)	(23,636)	10	(23,626)
Balance, September 30, 2018	$951	$21,986	$34,231	$772,872	$(9,531)	$820,509	$(671)	$819,838

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$79,655	$(52,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,729	9,933
Net amortization of investments	1,484	3,747
Additions to the allowance for doubtful receivables	2,476	7,085
Deferred tax expense (benefit)	14,570	(33,006)
Net realized investment gain on sale of securities	(4,766)	(1,065)
Net unrealized (gains) losses on equity investments	(24,259)	11,343
Interest credited to policyholder deposits	4,414	4,288
Share-based compensation	8,723	3,462
Decrease (increase) in assets:
Premium and other receivables, net	17,663	259,345
Deferred policy acquisition costs and value of business acquired	(20,004)	(5,943)
Deferred taxes	114	606
Other assets	(12,428)	(19,657)
(Decrease) increase in liabilities:
Claim liabilities	(134,798)	(68,762)
Liability for future policy benefits	19,769	15,859
Unearned premiums	5,291	(7,805)
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	21	(10,407)
Accounts payable and accrued liabilities	27,891	(120,552)
Net cash used in operating activities	(3,455)	(3,928)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2019	2018

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$365,383	$1,042,720
Fixed maturities matured/called	19,017	18,133
Securities held to maturity:
Fixed maturities matured/called	1,378	2,066
Equity investments sold	126,134	150,024
Other invested assets sold	3,379	2,040
Acquisition of investments:
Securities available for sale:
Fixed maturities	(397,956)	(1,113,587)
Securities held to maturity:
Fixed maturities	(748)	(2,238)
Equity investments	(88,945)	(113,108)
Other invested assets	(24,233)	(38,501)
Increase in other investments	(2,710)	(144)
Net change in policy loans	(1,097)	(603)
Net capital expenditures	(14,746)	(12,315)
Net cash used in investing activities	(15,144)	(65,513)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	3,808	9,104
Repayments of long-term borrowings	(2,425)	(2,427)
Repurchase and retirement of common stock	(1)	(22,390)
Proceeds from policyholder deposits	15,060	14,726
Surrenders of policyholder deposits	(16,455)	(21,422)
Net cash used in financing activities	(13)	(22,409)
Net decrease in cash and cash equivalents	(18,612)	(91,850)
Cash and cash equivalents:
Beginning of period	117,544	198,941
End of period	$98,932	$107,091

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019.

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

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months and nine months ended September 30, 2019 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for alternative investments, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government-sponsored enterprises	$16,969	$568	$(1)	$17,536
U.S. Treasury securities and obligations of U.S. government instrumentalities	111,744	5,654	-	117,398
Municipal securities	612,680	41,420	-	654,100
Corporate bonds	190,078	22,866	(43)	212,901
Residential mortgage-backed securities	249,233	8,239	(113)	257,359
Collateralized mortgage obligations	9,078	538	-	9,616
Total fixed maturities available for sale	$1,189,782	$79,285	$(157)	$1,268,910

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$615	$175	$-	$790
Residential mortgage-backed securities	165	2	-	167
Certificates of deposit	1,080	-	-	1,080
Total	$1,860	$177	$-	$2,037

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$94,338	$3,445	$(699)	$97,084

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018 were as follows:
	September 30, 2019
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Obligations of government- sponsored enterprises	$1,094	$(1)	1	$-	$-	-	$1,094	$(1)	1
Corporate bonds	5,086	(43)	1	-	-	-	5,086	(43)	1
Residential mortgage-backed securities	39,227	(113)	8	-	-	-	39,227	(113)	8
Total fixed maturities	$45,407	$(157)	10	$-	$-	-	$45,407	$(157)	10
Other invested assets - Alternative investments	$20,599	$(313)	7	$9,601	$(386)	1	$30,200	$(699)	8

	December 31, 2018
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Obligations of government- sponsored enterprises	$1,469	$(1)	1	$-	$-	-	$1,469	$(1)	1
Municipal securities	62,328	(349)	10	17,648	(189)	3	79,976	(538)	13
Corporate bonds	52,539	(239)	18	-	-	-	52,539	(239)	18
Total fixed maturities	$116,336	$(589)	29	$17,648	$(189)	3	$133,984	$(778)	32
Other invested assets - Alternative investments	$7,399	$(351)	3	$10,447	$(303)	2	$17,846	$(654)	5

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

Obligations of Government-Sponsored Enterprises:  The unrealized losses of these securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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
Alternative investments:  As of September 30, 2019, alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	September 30, 2019
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	$750	$750
Due after one year through five years	454,665	474,047
Due after five years through ten years	262,866	283,037
Due after ten years	213,190	244,101
Residential mortgage-backed securities	249,233	257,359
Collateralized mortgage obligations	9,078	9,616
	$1,189,782	$1,268,910
Fixed maturities held to maturity
Due in one year or less	$1,080	$1,080
Due after ten years	615	790
Residential mortgage-backed securities	165	167
	$1,860	$2,037

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended September 30,		Nine months ended September 30
	2019	2018	2019	2018

Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$950	$587	$3,597	$2,099
Gross losses	-	(2,892)	(319)	(13,695)
Total fixed securities	950	(2,305)	3,278	(11,596)
Equity investments:
Gross gains	401	1,218	2,532	9,972
Gross losses	(443)	(67)	(1,488)	(1,091)
Total equity investments	(42)	1,151	1,044	8,881
Other invested assets:
Gross gains	179	311	500	4,104
Gross losses	-	(113)	(56)	(324)
Total other invested assets	179	198	444	3,780
Net realized investment gains (losses)	$1,087	$(956)	$4,766	$1,065

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	$11,544	$(8,873)	$48,095	$(30,130)
Other invested assets	686	894	1,358	1,333
	$12,230	$(7,979)	$49,453	$(28,797)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$14	$(13)	$50	$(46)

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income (loss) during the nine months ended September 30, 2019 and 2018 was $9,892 and $7,980, respectively.

As of September 30, 2019, and December 31, 2018, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	September 30, 2019	December 31, 2018
Premium	$171,491	$94,613
Self-funded group receivables	28,900	31,184
FEHBP	14,161	14,030
Agent balances	31,728	30,224
Accrued interest	8,659	12,426
Reinsurance recoverable	269,324	399,202
Other	124,612	88,807
	648,875	670,486
Less allowance for doubtful receivables:
Premium	27,847	32,487
Other	12,723	9,555
	40,570	42,042
Total premium and other receivables, net	$608,305	$628,444

As of September 30, 2019, and December 31, 2018, the Company had premiums and other receivables of $57,430 and $54,329, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of September 30, 2019 and December 31, 2018 were $17,138 and $20,984, respectively.

(6)	Goodwill

 Certain business combination transactions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired, and is assigned to reporting units.  Goodwill recorded as of September 30, 2019 and December 31, 2018 were $28,970 and $25,397, respectively, which is mostly attributable to the Medicare Advantage reporting unit within the Managed Care segment.

In an effort to expand the health clinics reporting unit, the Company purchased various health clinics across different municipalities in Puerto Rico, resulting in a recognition of goodwill of $3,573 during the nine months ended September 30, 2019. The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as new information becomes available.

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$17,536	$-	$17,536
U.S. Treasury securities and obligations of U.S government instrumentalities	117,398	-	-	117,398
Municipal securities	-	654,100	-	654,100
Corporate bonds	-	212,901	-	212,901
Residential agency mortgage-backed securities	-	257,359	-	257,359
Collateralized mortgage obligations	-	9,616	-	9,616
Total fixed maturities	$117,398	$1,151,512	$-	$1,268,910
Equity investments	$154,898	$107,216	$5,169	$267,283

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$21,589	$-	$21,589
U.S. Treasury securities and obligations of U.S government instrumentalities	177,024	-	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,295	-	8,295
Municipal securities	-	709,779	-	709,779
Corporate bonds	-	195,570	-	195,570
Residential agency mortgage-backed securities	-	76,671	-	76,671
Collateralized mortgage obligations	-	10,474	-	10,474
Total fixed maturities	$177,024	$1,022,378	$-	$1,199,402
Equity investments	$147,348	$128,011	$3,805	$279,164

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2019 and 2018.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

During the three months ended December 31, 2018, the Company purchased an equity investment with fair value amounting to $3,805 which was classified as a Level 3. A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30 is as follows:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Beginning Balance	$5,130	$3,805
Realized gains	-	-
Unrealized in other accumulated comprehensive income	39	114
Purchases	-	1,250
Sales	-	-
Capital Distributions	-	-
Ending Balance	$5,169	$5,169

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(8)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:
	Nine months ended September 30, 2019
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$394,226	$542,563	$936,789
Reinsurance recoverable on claim liabilities	-	(315,543)	(315,543)
Net claim liabilities at beginning of period	394,226	227,020	621,246
Claims incurred
Current period insured events	1,934,859	85,726	2,021,426
Prior period insured events	(29,038)	(8,254)	(38,133)
Total	1,905,821	77,472	1,983,293
Payments of losses and loss-adjustment expenses
Current period insured events	1,606,458	41,849	1,648,307
Prior period insured events	303,289	32,145	335,434
Total	1,909,747	73,994	1,983,741
Net claim liabilities at end of period	390,300	230,498	620,798
Reinsurance recoverable on claim liabilities	-	181,193	181,193
Claim liabilities at end of period	$390,300	$411,691	$801,991

* Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Nine months ended September 30, 2018
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$367,357	$739,519	$1,106,876
Reinsurance recoverable on claim liabilities	-	(633,099)	(633,099)
Net claim liabilities at beginning of period	367,357	106,420	473,777
Claims incurred
Current period insured events	1,764,038	80,774	1,844,812
Prior period insured events	(30,404)	122,951	92,547
Total	1,733,634	203,725	1,937,359
Payments of losses and loss-adjustment expenses
Current period insured events	1,438,611	40,317	1,478,928
Prior period insured events	249,073	40,621	289,694
Total	1,687,684	80,938	1,768,622
Net claim liabilities at end of period	413,307	229,207	642,514
Reinsurance recoverable on claim liabilities	-	395,600	395,600
Claim liabilities at end of period	413,307	$624,807	$1,038,114

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

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $26,211 and $22,348 during the nine months ended September 30, 2019 and 2018, respectively.

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of September 30, 2019.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2018	$16,040
2019	328,401

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Interest cost	$1,748	$1,713	$5,230	$5,099
Expected return on assets	(2,209)	(2,255)	(6,643)	(6,817)
Amortization of actuarial loss	98	240	277	670
Settlement loss	555	395	1,305	1,045
Net periodic benefit cost	$192	$93	$169	$(3)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2018 that it expected to contribute $2,000 to the pension program in 2019.  As of September 30, 2019, the Company has contributed $2,000 to the pension program.

(10)	Reinsurance

Triple-S Propiedad, Inc. (TSP) uses facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.  Under these treaties, TSP ceded premiums written were $12,355 and $12,658 for the three months ended September 30, 2019 and 2018, respectively, and $ 36,028 and $40,124 for the nine months ended September 30, 2019, and 2018, respectively.  During the three months ended September 30, 2019 and 2018, TSP ceded claims incurred amounting to $81 and $84,113, respectively, related to losses caused by Hurricanes Irma and Maria. During the nine months ended September 30, 2019 and 2018, TSP ceded claims incurred amounting to $760 and $153,707, respectively, related to losses caused by Hurricanes Irma and Maria.

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

(11)	Stockholder’s Equity

a          Common Stock

On July 29, 2019, the Company issued 48,602 Class A shares to the heirs of a former shareholder, as a result of a litigation settlement. During July 2019, the Board of Directors authorized and approved the conversion (Conversion) of the Company’s remaining issued and outstanding Class A common shares into Class B common shares. Effective on August 7, 2019, all Class A holders of record received one Class B share for each Class A share held. Upon the Conversion, all remaining outstanding Class A shares were automatically cancelled and extinguished, and the Company now maintains a single class of common shares.

b          Dividend

The issuance of 48,602 Class A shares entitled all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time. On August 6, 2019, the Company paid the Class B share dividend which amounted to $24,655; cash was paid in lieu of fractional shares so that shareholders receive a whole number of shares of common stock.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(12)	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Unrealized Gain on Securities Beginning Balance	$55,678	$21,260	$27,308	$76,238
Unrealized loss reclassified to beginning retained earnings as a result of implementation new accounting pronouncement	-	-	-	(39,882)
Other comprehensive income (loss) before reclassifications	10,160	(6,981)	41,473	(20,460)
Amounts reclassified from accumulated other comprehensive (loss) income	(870)	765	(3,813)	(852)
Net current period change	9,290	(6,216)	37,660	(21,312)
Ending Balance	64,968	15,044	64,968	15,044
Liability for Pension Benefits Beginning Balance	(24,134)	(24,722)	(24,246)	(24,984)
Amounts reclassified from accumulated other comprehensive income	61	147	173	409
Ending Balance	(24,073)	(24,575)	(24,073)	(24,575)
Accumulated Other Comprehensive Income (Loss) Beginning Balance	31,544	(3,462)	3,062	51,254
Unrealized loss reclassified to beginning retained earnings as the result of implementing new accounting pronouncement	-	-	-	(39,882)
Other comprehensive income (loss) before reclassifications	10,160	(6,981)	41,473	(20,460)
Amounts reclassified from accumulated other comprehensive (loss) income	(809)	912	(3,640)	(443)
Net current period change	9,351	(6,069)	37,833	(20,903)
Ending Balance	$40,895	$(9,531)	$40,895	$(9,531)

(13)	Share-Based Compensation

 Share-based compensation expense recorded during the three months ended September 30, 2019 and 2018 was $2,817 and $919, respectively.  Share-based compensation expense recorded during the nine months ended September 30, 2019 and 2018 was $8,723 and $3,462, respectively.  During the nine months ended September 30, 2019 and 2018, 602 and 24,796 shares, respectively, were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the three months ended September 30, 2019 and 2018.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(14)	Net Income (Loss) Available to Stockholders and Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator for earnings per share:
Net income (loss) attributable to TSM available to stockholders	$13,948	$(17,567)	$79,665	$(52,400)
Denominator for basic earnings per share:
Weighted average of common shares	23,830,106	22,895,582	23,143,361	23,058,754
Effect of dilutive securities	63,701	-	73,937	-
Denominator for diluted earnings per share	23,893,807	22,895,582	23,217,298	23,058,754
Basic net income (loss) per share attributable to TSM	$0.59	$(0.77)	$3.44	$(2.27)
Diluted net income (loss) per share attributable to TSM	$0.58	$(0.77)	$3.43	$(2.27)

The Company excluded the effect of dilutive securities during the three months and nine months ended September 30, 2018 because their effect would have been anti-dilutive given the net loss attributable to stockholders in those periods. If the Company had generated income from continuing operations during the three months and nine months ended September 30, 2018, the effect of restricted stock awards on the diluted shares calculation would have been an increase in shares of 75,986 and 92,076 shares, respectively.

(15)	Contingencies

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

In Montilla López, et al. v. Seguros de Servicios de Salud, et al. local Court of First Instance entered summary judgment in favor of Company dismissing all claims on November 2, 2018. Plaintiffs filed an Appeal before Puerto Rico Court of Appeals and the Puerto Rico Supreme Court, both of which have been denied. Plaintiff’s first request for reconsideration was denied by the Supreme Court. On October 21, 2019, the Company filed its opposition to Plaintiff’s second request for reconsideration before the Supreme Court.

In Cebollero Santamaria v. Triple-S Salud, Inc., et. al. the Puerto Rico Court of First Instance entered partial summary judgment in favor of plaintiff. The Company filed a request for reconsideration that is pending adjudication, and intends to continue defending this case vigorously in an appeal stage if necessary.

 In Vera Sanchez, et al, v. Triple-S, Inc., the Puerto Rico Court of First Instance entered summary judgment in favor of the Company. Plaintiffs appealed before the Puerto Rico Court of Appeals. The Company filed its opposition on October 31, 2019.

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
On April 16, 2018 Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018 Hon. Judge Proctor agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling. The parties re-commenced mediation with subscribers on April 2019 and with providers on September 2019.

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

Since 2011, TSP has been defending this claim and, jointly with other defendants, has filed several pleas in connection with the certification of the class and the dismissal of the claim. On October 7, 2019, defendants’ petition for summary judgment was granted.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(16)	Segment Information

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

The following tables summarize the operations by reportable segment for the three months and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating revenues:
Managed Care:
Premiums earned, net	$746,043	$680,393	$2,244,448	$2,044,989
Administrative service fees	2,607	3,802	7,695	11,216
Intersegment premiums/service fees	1,483	1,390	4,612	4,061
Net investment income	5,624	6,776	16,981	17,547
Total managed care	755,757	692,361	2,273,736	2,077,813
Life Insurance:
Premiums earned, net	45,365	42,049	133,598	124,318
Intersegment premiums	471	235	1,457	832
Net investment income	6,709	6,428	20,091	19,105
Total life insurance	52,545	48,712	155,146	144,255
Property and Casualty Insurance:
Premiums earned, net	23,613	20,003	64,470	66,662
Intersegment premiums	153	153	460	460
Net investment income	2,533	2,518	7,404	7,724
Total property and casualty insurance	26,299	22,674	72,334	74,846
Other segments: *
Intersegment service revenues	2,076	(5)	6,049	283
Operating revenues from external sources	3,167	1,575	6,335	4,234
Total other segments	5,243	1,570	12,384	4,517
Total business segments	839,844	765,317	2,513,600	2,301,431
TSM operating revenues from external sources	310	446	1,138	1,254
Elimination of intersegment premiums/service fees	(2,107)	(1,778)	(6,529)	(5,073)
Elimination of intersegment service revenues	(2,076)	5	(6,049)	(283)
Consolidated operating revenues	$835,971	$763,990	$2,502,160	$2,297,329

*          Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating income (loss):
Managed care	$5,393	$14,229	$56,805	$26,264
Life insurance	6,686	5,681	17,541	14,637
Property and casualty insurance	6,620	(46,880)	14,958	(114,820)
Other segments *	(690)	288	(1,812)	890
Total business segments	18,009	(26,682)	87,492	(73,029)
TSM operating revenues from external sources	310	446	1,138	1,254
TSM unallocated operating expenses	(1,643)	(1,780)	(6,812)	(6,575)
Elimination of TSM intersegment charges	2,403	2,400	7,209	7,200
Consolidated operating income (loss)	19,079	(25,616)	89,027	(71,150)
Consolidated net realized investment gains (losses)	1,087	(956)	4,766	1,065
Consolidated net unrealized investment gains (losses) on equity investments	1,267	5,632	24,259	(11,343)
Consolidated interest expense	(2,062)	(2,000)	(5,681)	(5,515)
Consolidated other income, net	485	1,943	3,359	3,600
Consolidated income (loss) before taxes	$19,856	$(20,997)	$115,730	$(83,343)

Depreciation and amortization expense:
Managed care	$2,931	$2,214	$8,480	$7,659
Life insurance	268	272	813	868
Property and casualty insurance	86	89	266	301
Other segments*	249	175	627	515
Total business segments	3,534	2,750	10,186	9,343
TSM depreciation expense	150	197	543	590
Consolidated depreciation and amortization expense	$3,684	$2,947	$10,729	$9,933

*          Includes segments that are not required to be reported separately, primarily the health clinics.

	September 30, 2019	December 31, 2018
Assets:
Managed care	$1,225,511	$1,078,262
Life insurance	946,378	863,470
Property and casualty insurance	627,058	747,583
Other segments *	26,403	20,705
Total business segments	2,825,350	2,710,020
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	34,601	57,818
Property and equipment, net	23,776	21,733
Other assets	33,421	22,521
	91,798	102,072
Elimination entries-intersegment receivables and others	(86,782)	(51,844)
Consolidated total assets	$2,830,366	$2,760,248

*          Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(17)	Subsequent Events

In October 2019, the Company’s Board of Directors authorized an expansion of the existing Class B share repurchase program, authorizing up to $25,000 in repurchases, effective forty-eight hours after the publication of the press release issued on November 7, 2019 announcing the commencement of such program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2019.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2018 and the MD&A included therein, and our condensed consolidated financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2019 included in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other of our publicly available documents may include statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning our business and our financial condition and results of operations.  These statements are not historical, but instead represent our belief regarding future events, any of which, by their nature, are inherently uncertain and outside of our control.  These statements may address, among other things, future financial results, strategy for growth, and market position.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form.  We are not under any obligation to update or alter any forward-looking statement (and expressly disclaim any such obligations), whether as a result of new information, future events or otherwise.  Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

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

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of September 30, 2019, we served approximately 925,000 managed care members across all regions of Puerto Rico.  For the nine months ended September 30, 2019 and 2018, our managed care segment represented approximately 92% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income.  See Note 16 of the unaudited Condensed Consolidated Financial Statements included in Quarterly Report on Form 10-Q.

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

Recent Developments
Puerto Rico Economy

PROMESA and the Oversight Board

The Commonwealth has been enduring a fiscal and economic crisis for several years. Such crisis prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, created a federal fiscal oversight board (the “Oversight Board”) with broad powers over the Commonwealth’s fiscal affairs and established two mechanisms for the restructuring of the obligations of the Commonwealth, its instrumentalities and municipalities, contained in Titles III and VI of PROMESA. The Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through the mechanisms provided by PROMESA.

In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders.  On February 15, 2019, the First Circuit of the U.S. Court of Appeals (the “First Circuit”) declared such appointments unconstitutional upon concluding that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate.  The First Circuit, however, validated the Oversight Board’s past acts and did not dismiss the petitions under Title III of PROMESA, as the plaintiffs had requested. In doing so, the First Circuit relied on a doctrine known as the “de facto officer doctrine,” which provides that acts performed by an officer that has assumed official duties without having been properly appointed to an office are valid even though it is later discovered that the officer’s appointment is legally deficient. The parties challenging the constitutionality of PROMESA appealed the First Circuit’s decision to the U.S. Supreme Court and the First Circuit stayed its decision pending the appeal. The U.S. Supreme Court held oral arguments on this case on October 15, 2019 and is expected to issue a decision before the end of its current term (June 2020). Given the lack of precedents interpreting the provisions of PROMESA, no assurances can be given as to the outcome of the appeal.  Any outcome that results in the voidance of the Oversight Board’s past actions could create further fiscal instability and adversely affect the Puerto Rico economy.

Commonwealth Fiscal Plan and Plan of Adjustment

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

On September 27, 2019, the Oversight Board filed a plan of adjustment for the Commonwealth, the Employees Retirement System of the Government of the Commonwealth and the Puerto Rico Public Buildings Authority in the pending debt restructuring proceedings under Title III of PROMESA. The proposed plan of adjustment, which has not yet been confirmed by the Title III court and may suffer significant changes before confirmation, provides a framework for the Commonwealth to exit bankruptcy.

Recent Political Developments

The indictment of two former senior Puerto Rico government officials on fraud and related charges in July 2019, as well as other scandals involving former Puerto Rico Governor, Ricardo Rosselló Nevares, and other senior government officials led to massive protests and, ultimately, Rosselló’s resignation. Then Secretary of Justice, Wanda Vázquez Garced, was sworn in as Governor on August 7, 2019 in accordance with the successorship provisions of the Puerto Rico Constitution.

See Item 1A.  Risk Factors – Risks Related to our Business – “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Medicaid Cliff

The U.S. House of Representatives’ Committee on Energy and Commerce recently approved the “Territories Health Care Improvement Act” as part of H.R. 2328 and forwarded it to the full House for consideration. The bill provides for approximately $12 billion in funding over four years for the Puerto Rico Medicaid program. The U.S. Congress, particularly the US Senate, have requested the inclusion of accountability measures to ensure the proper use of funds in the bill and have requested additional information concerning Puerto Rico’s Medicaid program to the U.S. Department of Health and Human Services. Conversations between the House and the Senate regarding the Medicaid spending cliff are ongoing.  Our expectation is that a final agreement will be included in an ‘extenders’ package, likely to be enacted in the first quarter of 2020.

The Continuing Resolution (CR) approved by Congress that included the extension of temporary Medicaid funding in Puerto Rico is set to expire on November 21, 2019.  A CR extending funding for an additional term is expected to be approved in the following weeks, until Congress can reach a final agreement on federal government spending.

Government Health Plan Negotiations

The agreement for the administration of the Government Health Plan with ASES provides for an annual review of per member per month (PMPM) payment rates. The rating period for CY 2018-2019 expired on October 31, 2019. On October 31, 2019, we entered into an amendment to the agreement which provides, among other matters, for a 15-day extension of the CY 2018-2019 PMPM rates while the parties reach an agreement on applicable PMPM rates for CY 2019-2020. Once the parties agree on the new rates, these rates shall be effective as of November 1, 2019.

Share Repurchase Program

In October 2019, the Board of Directors authorized an expansion of the existing Class B share repurchase program, authorizing up to $25.0 million in repurchases, effective forty-eight hours after the publication of the press release issued on November 7, 2019 announcing the commencement of such program.

Property & Casualty Litigation

As of September 30, 2019, our Property and Casualty subsidiary had been served in a total of 270 cases relating to Hurricane Maria. Of those, 218 remained open as of September 30, 2019. In addition, based on our review of the publicly available Puerto Rico court system’s electronic docket, as of September 30, 2019, an additional 178 cases had been filed, but not served, against our Property and Casualty subsidiary. The Puerto Rico court system’s electronic docket is entirely outside our control and we are not able to verify its accuracy or completeness. The Company performed additional analysis of case reserves for claims in which lawsuits have been filed against TSP but not served. Following this analysis, as well as the customary review of the reserves, the Company determined that there is no need to increase its estimate of gross losses nor adjust reserves related to Hurricane Maria. The Company will continue to closely monitor all claims made and lawsuits properly served and will adjust reserves if and when any new material information emerges. See Item 1A. Risk Factors – Risks Related to our Business – “Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations” See also “We face risks related to litigation.” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Medicare STARS Rating

On October 9, 2019, the Centers for Medicare and Medicaid Services (CMS) announced STARS Ratings for year 2020. Triple-S Advantage received a 4-star rating in its HMO contract and 4.5 stars in its Part D (Pharmacy) offering. The new ratings reflect a half-star reduction from current ratings of 4.5 stars (HMO) and 5 stars (Part D), respectively, and will apply in payment year 2021. STARS Ratings for plans are calculated based on the results achieved by the plan on a contract in terms of measures spanning four categories: Healthcare Effectiveness Data and Information Set (HEDIS) measures, Consumer Assessment of Healthcare Providers and Systems (CAHPS) and Health Outcomes Survey (HOS) measures, Administrative measures, and Part D measures. The reduction in the ratings is due to a combination of the adjustment in CMS thresholds for 4 and 5 stars and lower scores on CAHPS and HOS measures, which were offset in part by an improvement in HEDIS measures.

Conversion of Remaining Class A Shares into Class B Shares and Elimination of Dual Class Equity Structure

On July 16, 2019, the Company announced that its Board of Directors authorized the conversion (Conversion) of the Company’s remaining issued and outstanding Class A common shares into Class B common shares, effective August 7, 2019.

As the result of a recent litigation settlement, the Company issued 48,602 Class A shares to the heirs of a former shareholder preceding the Conversion.  The issuance of these new Class A shares entitled all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time, as determined by the anti-dilution formula in the Company’s articles of incorporation.  The Class B share dividend became payable on August 6, 2019; cash was paid in lieu of fractional shares so that shareholders receive a whole number of shares of common stock.

Effective upon the Company’s public announcement on August 7, 2019, all Class A holders of record received one Class B share for each Class A share held.  Upon the Conversion, all remaining outstanding Class A shares were automatically cancelled and extinguished, and the Company will maintain a single class of common shares. See Note 11 of the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Standards

For a description of recent accounting standards, see Note 2 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Managed Care Membership
	As of September 30,
	2019	2018
Managed care enrollment:
Commercial [1]	442,069	453,823
Medicare	128,660	111,389
Medicaid	354,230	394,149
Total	924,959	959,361
Managed care enrollment by funding arrangement:
Fully-insured	805,882	819,267
Self-insured	119,077	140,094
Total	924,959	959,361

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Revenues:
Premiums earned, net	$815.0	$742.4	$2,442.5	$2,236.3
Administrative service fees	2.6	3.8	7.7	11.2
Net investment income	15.2	16.2	45.6	45.6
Other operating revenues	3.1	1.6	6.3	4.2
Total operating revenues	835.9	764.0	2,502.1	2,297.3
Net realized investment gains (losses)	1.1	(0.9)	4.8	1.1
Net unrealized investment gains (losses) on equity investments	1.3	5.6	24.3	(11.3)
Other income, net	0.5	1.9	3.4	3.6
Total revenues	838.8	770.6	2,534.6	2,290.7
Benefits and expenses:
Claims incurred	680.0	648.6	2,009.5	1,959.7
Operating expenses	136.9	141.0	403.6	408.8
Total operating expenses	816.9	789.6	2,413.1	2,368.5
Interest expense	2.1	2.0	5.7	5.5
Total benefits and expenses	819.0	791.6	2,418.8	2,374.0
Income (loss) before taxes	19.8	(21.0)	115.8	(83.3)
Income tax expense (benefit)	5.9	(3.4)	36.1	(30.9)
Net income (loss) attributable to TSM	$13.9	$(17.6)	$79.7	$(52.4)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Operating Revenues

Consolidated premiums earned, net increased by $72.6 million, or 9.8%, to $815.0 million. This increase primarily reflects higher premiums in the Managed Care segment by $65.8 million primarily due to higher average premiums rates and an increase in membership in the Medicare and fully-insured Commercial businesses.  The increase was partially offset by lower Medicaid membership.

Claims Incurred

Consolidated claims incurred increased by $31.4 million, or 4.8%, to $680.0 million mostly due a $79.1 million increase in claims incurred in the Managed Care segment, partially offset by $52.3 million of unfavorable prior period reserve development related to Hurricane Maria recognized by the Property and Casualty segment during prior year quarter.  The increase in Managed Care claims primarily reflects higher Medicare and Commercial fully-insured enrollment, offset in part by the decrease in Medicaid membership. The consolidated loss ratio decreased by 400 basis points to 83.4%.

Operating Expenses

Consolidated operating expenses decreased by $4.1 million, or 2.9%, to $136.9 million.  The decrease in operating expenses mostly results from the suspension in 2019 of the Health Insurance Providers Fee (HIP fee) of $13.1 million, offset in part by higher personnel cost and commission expense.  For the three months ended September 30, 2019, the consolidated operating expense ratio decreased 220 basis points to 16.7%.

Income Taxes

Consolidated income tax expense for the three months ended September 30, 2019 was $5.9 million, compared to a benefit of $3.4 million during the three months ended September 30, 2018. The year over year change in income taxes mostly reflects the loss before taxes in the 2018 period in the Property and Casualty segment.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Revenues

Consolidated premiums earned, net increased by $206.2 million, or 9.2%, to $2,442.5 million. This increase primarily reflects higher premiums in the Managed Care segment by $199.8 million due to higher average premiums rates across all Managed Care lines of business and an increase in Medicare and fully-insured Commercial membership.  The increase was partially offset by lower Medicaid membership.

Net unrealized investment gains (losses) on equity investments

The $24.3 million in consolidated net unrealized investment gains reflects the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $49.8 million, or 2.5%, to $2,009.5 million due to a $172.3 million increase in claims incurred in the Managed Care segment, partially offset by $128.7 million of unfavorable prior period reserve development related to Hurricane Maria recognized by the Property and Casualty segment during the prior year.   The increase in Managed Care claims primarily reflects higher Medicare and Commercial fully-insured enrollment, offset in part by the decrease in Medicaid membership.  The consolidated loss ratio decreased by 530 basis points to 82.3%.

Operating Expenses

Consolidated operating expenses decreased by $5.2 million, or 1.3%, to $403.6 million.  The decrease in operating expenses mostly result from the suspension of the HIP fee of $37.0 million, offset in part by higher personnel costs and commission expense.  For the nine months ended September 30, 2019, the consolidated operating expense ratio decreased 170 basis points to 16.5%.

Income Taxes

Consolidated income tax expense for the nine months ended September 30, 2019 was $36.1 million, compared to a benefit of $30.9 million during the nine months ended September 30, 2018.  The year over year change in income taxes mainly reflects the loss before taxes in the 2018 period in the Property and Casualty segment.

Managed Care Operating Results
	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Operating revenues:
Medical premiums earned, net:
Commercial	$203.1	$197.3	$602.4	$590.8
Medicare	367.1	283.6	1,065.7	851.3
Medicaid	176.3	199.8	577.7	603.9
Medical premiums earned, net	746.5	680.7	2,245.8	2,046.0
Administrative service fees	3.6	4.9	10.9	14.3
Net investment income	5.7	6.8	17.0	17.5
Total operating revenues	755.8	692.4	2,273.7	2,077.8
Medical operating costs:
Medical claims incurred	645.2	566.1	1,905.9	1,733.6
Medical operating expenses	105.2	112.1	311.0	317.9
Total medical operating costs	750.4	678.2	2,216.9	2,051.5
Medical operating income	$5.4	$14.2	$56.8	$26.3
Additional data:
Member months enrollment:
Commercial:
Fully-insured	964,321	939,110	2,872,836	2,840,884
Self-funded	356,059	427,791	1,072,510	1,317,244
Total commercial	1,320,380	1,366,901	3,945,346	4,158,128
Medicare	386,995	334,836	1,156,438	1,008,063
Medicaid	1,065,885	1,191,681	3,187,753	3,564,769
Total member months	2,773,260	2,893,418	8,289,537	8,730,960
Medical loss ratio	86.4%	83.2%	84.9%	84.7%
Operating expense ratio	14.0%	16.4%	13.8%	15.4%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Medical Operating Revenues

Medical premiums earned increased by $65.8 million, or 9.7%, to $746.5 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased by $83.5 million, or 29.4% to $367.1 million, primarily reflecting an increase in enrollment by approximately 52,000 member months, and higher average premium rates reflecting an increase in the average membership risk score.

•
Medical premiums generated by the Commercial business increased by $5.8 million, or 2.9%, to $203.1 million. This fluctuation primarily reflects higher fully-insured enrollment during the quarter by approximately 25,000 member months, and higher average premium rates, offset in part by $2.9 million related to the suspension of the HIP fee pass-through in 2019.

•
Medical premiums generated by the Medicaid business decreased by $23.5 million, or 11.8% to $176.3 million, primarily reflecting a decrease in membership of approximately 126,000 member months, and $3.6 million related to the suspension of the HIP fee pass-through in 2019.  The premiums for the quarter were also lowered by a retroactive adjustment done by ASES following the reclassification of a portion of the High Cost High Need (HCHN) population into lower premium rates. The decrease in membership follows the lower membership assigned to us by ASES when implementing the new contract effective November 1, 2018.

Medical Claims Incurred

Medical claims incurred increased by $79.1 million, or 14.0%, to $645.2 million when compared to the three months ended September 30, 2018.  The medical loss ratio (MLR) of the segment increased 320 basis points during the 2019 period, to 86.4%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred in the Medicare business increased by $69.7 million, or 30.6%, during the 2019 period.  The MLR, at 81.1% was 80 basis points higher than the same period last year.  The higher MLR mostly reflects lower favorable prior period reserve development in 2019 when compared to the prior year and improved benefits in the 2019 product offerings.

•
The medical claims incurred in the Commercial business increased by $5.4 million, or 3.3%, during the 2019 period.  The MLR, at 84.7% was 20 basis points higher than the same period last year, mostly reflecting the impact of the elimination of the HIP fee pass-through in 2019, offset in part by favorable prior period reserve developments.

•
The medical claims incurred in the Medicaid business increased by $4.0 million, or 2.3%, during the 2019 period. The MLR, at 99.6%, was 1,370 basis point higher than the same period last year, the increased MLR reflects required target MLR of the current Medicaid contract, the impact of the elimination in 2019 of the HIP fee pass-through, and a timing difference in the recognition of member acuity in premiums. The current Medicaid contract requires a minimum MLR of 92%, including allocation of healthcare quality improvement expenses.

Medical Operating Expenses

Medical operating expenses decreased by $6.9 million, or 6.2%, to $105.2 million.  The operating expense ratio decreased by 240 basis points to 14.0% in 2019.  The lower operating expenses are mostly driven by a $13.1 million decrease in the HIP Fee due to the moratorium of the fee in 2019, offset in part by higher personnel costs and commission expense.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Medical Operating Revenues

Medical premiums earned increased by $199.8 million, or 9.8%, to $2,245.8 million.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased by $214.4 million, or 25.2%, to $1,065.7 million, primarily reflecting an increase in member months enrollment by approximately 148,000 and higher average premium rates, mainly reflecting higher membership risk score in 2019.

•
Medical premiums generated by the Commercial business increased by $11.6 million, or 2.0%, to $602.4 million. This fluctuation primarily reflects higher fully-insured member enrollment during the year by approximately 32,000 member months and higher average premium rates, offset in part by $9.0 million related to the suspension of the HIP fee pass-through in 2019.

•
Medical premiums generated by the Medicaid business decreased by $26.2 million or 4.3% to $577.7 million.  This decrease primarily reflects lower enrollment by approximately 377,000 member months, the $6.3 million impact of the profit sharing accrual, and $10.9 million related to the suspension of the HIP fee pass-through in 2019. The decrease in membership follows the lower membership assigned to us by ASES when implementing the new Medicaid contract effective November 1, 2018.  The increase in average premium rates is due to the change in model brought by the new contract, where we now insure members across Puerto Rico which have higher average premium rates per member, compared to the previous contract where we covered only two service regions with lower premium rates per member.

Medical Claims Incurred

Medical claims incurred increased by $172.3 million, or 9.9%, to $1,905.9 million when compared to the nine months ended September 30, 2018. The MLR of the segment increased 20 basis points during the 2019 period, to 84.9%. The fluctuation in claims incurred is primarily attributed to the net effect of the following:

•
The medical claims incurred in the Medicare business increased by $148.5 million, or 20.7%, during the 2019 period mostly driven by higher enrollment. The MLR, at 81.4% was 300 basis points lower than the same period last year, driven by favorable prior period reserve developments in 2019 and the impact of cost containment initiatives. These decreases were offset in part by improved benefits in the 2019 product offerings.

•
The medical claims incurred in the Commercial business increased by $14.6 million, or 3.0%, during the 2019 period. The MLR, at 82.8%, was 80 basis point higher than the same period last year, mostly reflecting the elimination of the HIP fee pass through in 2019.

•
The medical claims incurred in the Medicaid business increased by $9.2 million, or 1.7%, during the 2019 period. The MLR, at 93.4%, was 550 basis point higher than the same period last year.  The increased MLR reflects the higher required target MLR of the current Medicaid contract, the impact of the elimination in 2019 of the HIP fee pass-through, and a timing difference in the recognition of member acuity in premiums. The current Medicaid contract requires a minimum MLR of 92%, including allocation of healthcare quality improvements expenses.

Medical Operating Expenses

Total medical operating expenses decreased by $6.9 million, or 2.2%, to $311.0 million.  The operating expense ratio decreased by 160 basis points to 13.8% in 2019.  The lower operating expense ratio reflects the suspension of the HIP fee in 2019, resulting in a decrease of $37.0 million, and a higher volume of business, offset by increases in personnel costs and commission expense.

Life Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Operating revenues:
Premiums earned, net:
Premiums earned	$47.3	$43.7	$139.7	$129.7
Assumed earned premiums	0.6	0.7	1.6	2.0
Ceded premiums earned	(2.1)	(2.1)	(6.2)	(6.6)
Premiums earned, net	45.8	42.3	135.1	125.1
Net investment income	6.7	6.4	20.0	19.1
Total operating revenues	52.5	48.7	155.1	144.2
Operating costs:
Policy benefits and claims incurred	25.9	25.3	79.2	73.8
Underwriting and other expenses	20.0	17.7	58.4	55.8
Total operating costs	45.9	43.0	137.6	129.6
Operating income	$6.6	$5.7	$17.5	$14.6
Additional data:
Loss ratio	56.6%	59.8%	58.6%	59.0%
Operating expense ratio	43.7%	41.8%	43.2%	44.6%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Operating Revenues

Premiums earned, net increased by $3.5 million, or 8.3%, to $45.8 million, mainly as the result of higher sales and improved policy retention in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $0.6 million, or 2.4%, to $25.9 million, mostly as the result of higher actuarial reserves following improved portfolio persistency during the period and higher volume of business.  The segment’s loss ratio decreased 320 basis point to 56.6%.

Underwriting and Other Expenses

Underwriting and other expenses increased by $2.3 million, or 13.0%, to $20.0 million, mainly as the result of higher commission expense reflecting the segment’s higher volume of business and improved portfolio persistency.  The segment’s operating expense ratio increased 190 basis points to 43.7%.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Revenues

Premiums earned, net increased by $10.0 million, or 8.0%, to $135.1 million, mainly as the result of higher sales and improved policy retention in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $5.4 million, or 7.3%, to $79.2 million, mostly as the result of higher actuarial reserves following improved portfolio persistency during the period and higher volume of business.  The segment’s loss ratio decreased by 40 basis point to 58.6%.

Underwriting and Other Expenses

Underwriting and other expenses increased $2.6 million, or 4.7%, to $58.4 million mainly due to higher commissions and personnel costs, partly offset by a decrease in DAC & VOBA amortization reflecting the segment’s higher volume of business and improved portfolio persistency.  The segment’s operating expense ratio improved 140 basis points to 43.2%.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Operating revenues:
Premiums earned, net:
Premiums written	$40.0	$33.3	$107.4	$99.7
Premiums ceded	(12.3)	(12.6)	(36.0)	(40.1)
Change in unearned premiums	(4.0)	(0.5)	(6.5)	7.5
Premiums earned, net	23.7	20.2	64.9	67.1
Net investment income	2.5	2.5	7.4	7.7
Total operating revenues	26.2	22.7	72.3	74.8
Operating costs:
Claims incurred	10.2	58.2	28.3	155.1
Underwriting and other expenses	9.4	11.4	29.1	34.5
Total operating costs	19.6	69.6	57.4	189.6
Operating income (loss)	$6.6	$(46.9)	$14.9	$(114.8)
Additional data:
Loss ratio	43.0%	288.1%	43.6%	231.1%
Operating expense ratio	39.7%	56.4%	44.8%	51.4%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Operating Revenues

Total premiums written increased by $6.7 million, or 20.1%, to $40.0 million, mainly driven by higher sales of Commercial and Personal Package products and in Commercial Liabilities products.

Premiums ceded to reinsurers decreased by $0.3 million, or 2.4%, mostly reflecting a decrease in non-proportional reinsurance costs, mainly for the property catastrophe coverage, as well as the impact of the decrease in cessions in the Commercial quota share agreement from 35% in 2018 to 25% in 2019.  This fluctuation was offset in part by higher catastrophe non-proportional reinsurance costs.

Claims Incurred

Claims incurred decreased by $48.0 million, or 82.5%, to $10.2 million, primarily driven by $52.3 million of unfavorable prior period reserve development in claims in the prior year quarter related to Hurricane Maria.  As a result, the loss ratio decreased to 43.0% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $2.0 million, or 17.5%, to $9.4 million mostly due to lower net commission expense.  The operating expense ratio was 39.7%, 1,670 basis points lower than prior year.

 Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Revenues

Total premiums written increased by $7.7 million, or 7.7%, to $107.4 million, driven by higher volume of Commercial and Personal Package, Commercial Liability, and Commercial Auto products, offset by lower sales of Commercial Property products, mostly resulting from the selective and disciplined underwriting of Commercial risks.

The premiums ceded to reinsurers decreased by $4.1 million, or 10.2%, mostly reflecting a decrease in cessions in the Commercial quota share agreement from 35% in 2018 to 25% since April 2019, as well as the impact of the related incoming portfolio transfer.  These decreases were offset in part by higher non-proportional reinsurance costs, mostly in property catastrophe reinsurance.

Claims Incurred

Claims incurred decreased by $126.8 million, or 81.8%, to $28.3 million driven by a $128.7 million unfavorable prior period reserve development in claims in prior year related to Hurricane Maria.  As a result, the loss ratio decreased to 43.6% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $5.4 million, or 15.7%, to $29.1 million mostly due to lower net commission expense following the decrease in net premiums earned.  The operating expense ratio was 44.8%, 660 basis points lower than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(dollar amounts in millions)	2019	2018
Sources (uses) of cash:
Cash used in operating activities	$(3.5)	$(3.9)
Net sales (purchases) of investment securities	0.7	(52.5)
Net capital expenditures	(14.7)	(12.3)
Payments of long-term borrowings	(2.4)	(2.4)
Proceeds from policyholder deposits	15.1	14.7
Surrenders of policyholder deposits	(16.5)	(21.4)
Repurchase and retirement of common stock	-	(22.4)
Other	2.7	8.3
Net decrease in cash and cash equivalents	$(18.6)	$(91.9)

Net sales (proceeds) from investments in securities are part our asset/liability management strategy.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2018, the Company repurchased and retired under this program 903,888 of our Class B Common Stock shares at an average per share price of $24.23, for an aggregate cost of $22.4 million.  No share repurchases were made during the nine months ended September 30, 2019.

The fluctuation in the other sources of cash is attributed to changes in the amount of outstanding checks over bank balances.

Financing and Financing Capacity

Short-term facilities

We have several short-term facilities available to address timing differences between cash receipts and disbursements, which are advances from the Federal Home Loan Bank of New York (“FHLBNY”), repurchase agreements and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances. The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing to the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY. As of September 30, 2019, the borrowing capacity is $83.2 million for TSS and $49.2 million for TSV.

•	As of September 30, 2019, TSS has $60.0 million of available credit under repurchase agreements with broker-dealers, which are short term borrowing facilities using securities as collateral.

•
TSA has a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico.  This line of credit has an interest rate of 30-day LIBOR plus 25 basis points and contains certain financial and non-financial covenants that are customary for this type of facility.  This line of credit matured on April 30, 2019 and was renewed for an additional year.

There are no outstanding short-term borrowings under any of these facilities as of September 30, 2019.

Long-term loan

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of September 30, 2019, we are in compliance with these covenants.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see Note 15 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

10.1*
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc. to administer the provision of physical & behavioral health services under the Government Health Plan Program.

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and nine months ended September 30, 2019 and 2018 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	November 7, 2019	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	November 7, 2019	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer