Form 10-K
period 2019-12-31
TRIPLE-S MANAGEMENT CORP
filed 2020-02-28
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-33865

TRIPLE-S MANAGEMENT CORPORATION

Puerto Rico	66-0555678
(STATE OF INCORPORATION)	(I.R.S. ID)

1441 F.D. Roosevelt Avenue, San Juan, PR 00920
(787) 749-4949

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B common stock, $1.00 par value	GTS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

☑  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
 ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was $529,471,073 for the Class B common stock (the only stock of the registrant that trades in a public market) and $950,968 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

As of February 20, 2020, the registrant had 23,519,074 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 24, 2020 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For the Fiscal Year Ended December 31, 2019

Part I

Item 1.	Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 924,000 members, with a 28% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2019.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico, the U.S. Virgin Islands (“USVI”), Costa Rica, the British Virgin Islands (“BVI”) and Anguilla and over 60 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicare, and the Government of Puerto Rico Health Insurance Plan (similar to Medicaid) (“Medicaid” or “the Government health plan”) markets. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico, as well as an internal salaried sales force.  Medicaid is funded by the Government of Puerto Rico and the Government of the United States of America (the “U.S. government” or “federal government”).

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

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in Note 27, Segment Information, to the audited consolidated financial statements included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

In 2018, our subsidiary Triple-S Propiedad (“TSP”) experienced a reinsurance spillover for the first time since its incorporation 30 years ago.  This spillover was related to the losses caused by Hurricane Maria, a strong Category 4 hurricane that impacted Puerto Rico in September 2017.  Incurred losses related to Hurricane Maria did not increase during the year ended December 31, 2019.  Following the impact of Hurricane Maria, TSP strengthened its reinsurance program by increasing its catastrophe protection and decreasing its insured values.  See Note 14, Reinsurance Activity, to the audited consolidated financial statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  Please refer also to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – III. Results of Operations – Property and Casualty Segment Operating Results”.

Our subsidiary Triple-S Salud, Inc. (“TSS”) was granted Utilization Review Accreditation Commission (“URAC”) effective March 1, 2017.  Reaccreditation was performed in January 2020 and we successfully maintained our accreditation.  This is a requirement for the Federal Employees Program representing over $170.0 million in premiums. The accreditation is extensive to the whole Commercial and Medicaid lines of business since they are managed in the same operational platforms as the Federal Employees Program.  Our STAR rating and URAC accreditation evidence the commitment to quality in health services for our members and affiliates.

In August 2017, we announced the immediate commencement of a Class B $30.0 million share repurchase program, as authorized by our Board of Directors.  In February 2018 the Company’s Board of Directors authorized a $25.0 million expansion to the existing $30.0 million Class B repurchase program.  In November 2019 the Company’s Board of Directors authorized an additional expansion to this repurchase program increasing its remaining balance up to a total of $25.0 million.  This program is conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

On July 16, 2019, the Company announced that its Board of Directors authorized the conversion (Conversion) of the Company’s remaining issued and outstanding Class A common shares into Class B common shares, effective August 7, 2019.  Preceding the Conversion, as the result of a recent litigation settlement, the Company issued 48,602 Class A shares to the heirs of a former shareholder.  The issuance of these new Class A shares entitled all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time, as determined by the anti-dilution formula in the Company’s articles of incorporation.  The Class B share dividend was paid on August 6, 2019; cash was paid in lieu of fractional shares.  Effective upon the Company’s public announcement on August 7, 2019, all Class A holders of record received one Class B share for each Class A share held.  Upon the Conversion, all remaining outstanding Class A shares were automatically cancelled and extinguished, and the Company now maintains a single class of common shares.  See Note 18, Stockholders’ Equity, to the audited consolidated financial statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise.

Industry Overview

Managed Care

In response to an increasing focus on health care costs by employers, the government and consumers, there has been an increase in alternatives to traditional indemnity health insurance, such as Health Maintenance Organization (“HMO”) and Preferred Provider Organization (“PPO”).  Through the introduction of these alternatives, the managed care industry has attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care services to plan members at favorable rates.  These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system.  In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk.  Members generally pay co-payments, coinsurance and deductibles when they receive services.  While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization.  An HMO plan may also require members to select one of the network primary care physicians (“PCPs”) to coordinate their care and approve certain specialist or other services.

The U.S. government provides hospital and medical insurance benefits to eligible people aged 65 and over as well as certain other qualified persons through the Medicare program, including the Medicare Advantage program.  The federal government also offers prescription drug benefits to Medicare eligible, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as “PDP stand-alone product” or “PDP”).  In addition, the Government of Puerto Rico provides managed care coverage to the medically indigent population of Puerto Rico.

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

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2018 for the life insurance market approximated $1.7 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents and an internal salaried sales force.  Banks have established general agencies to cross sell life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written for the nine months ended September 30, 2019 was approximately $1.8 billion.  Property and casualty insurance companies compete for the same accounts through pricing, more favorable policy terms, and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 69% of the market is written by the top six insurance groups or companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.  In September 2017 Puerto Rico was hit by two major hurricanes causing severe damages and losses to the insurance market.  As a result, premium rates and reinsurance costs increased significantly in 2018 and 2019.

Puerto Rico’s Economy

The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services.  The manufacturing sector now places increased emphasis on higher wages, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment with almost 90% of manufacturing generated by chemical and electronic products.  The services sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, plays a major role in the economy.  It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.

The economy of Puerto Rico is affected by external factors determined by the U.S. economy and the policies and results of the U.S. government.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates and the rate of inflation.  Historically, the economy of Puerto Rico has followed the economic trends of the U.S. economy.  However, for the past decade economic growth in Puerto Rico has not been consistent with the performance of the U.S. economy.  The Government of Puerto Rico has also faced a number of fiscal challenges, which eventually resulted in it defaulting and having to restructure the majority of debt.

PROMESA and the Oversight Board

The Commonwealth has been enduring a fiscal and economic crisis for over a decade. Such crisis prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, created a federal fiscal oversight board (the “Oversight Board”) with broad powers over the Commonwealth’s fiscal affairs and established two mechanisms for the restructuring of the obligations of the Commonwealth, its instrumentalities and municipalities, contained in Titles III and VI of PROMESA. The Commonwealth and several of its instrumentalities have been in the process of restructuring their debts through the mechanisms provided by PROMESA for some time.

Commonwealth Fiscal Plan and Plan of Adjustment

The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 9, 2019 (the “Commonwealth Fiscal Plan”). The Commonwealth Fiscal Plan estimates a 4.7% contraction in real GNP in fiscal year 2018, after accounting for the impact of disaster relief funding and the measures and structural reforms contemplated by the plan. It also projects that disaster relief spending will have a short-term stimulative effect on the economy, which, combined with the estimated effects of the proposed fiscal measures and structural reforms, will result in real GNP growth of approximately 4% and 1.5% in fiscal years 2019 and 2020, respectively.  The Commonwealth Fiscal Plan, however, does not account for the effect of the recent earthquakes, further discussed below.  The Commonwealth Fiscal Plan estimates that the Commonwealth’s population will continue to decline at rates of approximately 1% to 2% annually through fiscal year 2024.

On September 27, 2019, the Oversight Board filed a plan of adjustment for the Commonwealth, the Employees Retirement System of the Government of the Commonwealth and the Puerto Rico Public Buildings Authority in the pending debt restructuring proceedings under Title III of PROMESA.  On February 9, 2020, the Oversight Board announced that it had reached a new Plan Support Agreement with certain bondholders on a new framework for a plan of adjustment.  The Oversight Board stated that it intends to file an amended plan of adjustment on or before February 28, 2020.  While the agreement has not yet been confirmed by the Title III court, is not supported by the Governor of Puerto Rico in its current form, and may suffer significant changes before confirmation, it provides a preliminary framework for the Commonwealth to exit bankruptcy.

Recent Seismic Activity

On January 7, 2020, a magnitude 6.4 earthquake struck Puerto Rico, causing island-wide power outages and extensive damage to infrastructure and property in the southwest region of the island.  The 6.4 magnitude earthquake was preceded by foreshocks and followed by aftershocks.  The extent of the damages is still being calculated, and loss estimates vary, but the central government’s initial estimates put total earthquake-related Islandwide losses at $200 million.  It is still too early to assess the economic impact of the earthquake and seismic activity on the Puerto Rico economy.  Although TSP is also assessing the impact of the earthquake in its operations, we believe, based on the number and severity of claims received, the losses incurred could reach the $5 million retention limit per event of our catastrophe coverage but that we will not exceed our reinsurance coverage.  See Note 14, Reinsurance, to the audited consolidated financial statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

See “Item 1A.  Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us”.

Products and Services

Managed Care

Through our subsidiaries TSS and Triple-S Advantage, Inc. (“TSA”), we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, and Medicaid plans.  Managed care products represented approximately 92% of our consolidated premiums earned before elimination, net for each of the years ended December 31, 2019, 2018, and 2017.  We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility, and quality of care.  Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks, and the scope of the medical management and quality assurance programs.  Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers, including governmental entities, and, in some instances, a cost-sharing payment between the employer and the member.  We reimburse network providers according to pre-established fee arrangements and other contractual agreements.

We currently offer the following managed care plans:

Health Maintenance Organization.    We offer HMO plans that provide members with health care coverage for a fixed monthly premium in addition to applicable member co-payments.  Health care services can include emergency care, inpatient hospital and physician care, outpatient medical services and supplemental services such as dental, vision, behavioral and prescription drugs, among others.  Members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists.

Preferred Provider Organization.    We offer PPO managed care plans that provide our members and their dependent family members with health care coverage in exchange for a fixed monthly premium.  In addition, we provide our PPO members with access to a larger network of providers than our HMO.  In contrast to our HMO product, we do not require our PPO members to select a primary care physician or to obtain a referral to utilize in-network specialists.  We also provide coverage for PPO members who access providers outside of the network.  Out-of-network benefits are generally subject to a higher deductible and coinsurance.  We also offer national in-network coverage to our PPO members through the BlueCard program.

BlueCard.    For our members who purchase our PPO and selected members under self-funded or Administrative Services Only (“ASO”) arrangements through our subsidiary TSS, we offer the BlueCard program.  The BlueCard program offers these members in-network benefits through the networks of the other BCBS plans in the United States and certain U.S. territories.  In addition, the BlueCard worldwide program provides our PPO members with coverage for medical assistance worldwide.

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

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary TSP.  Our predominant insurance products are commercial multi-peril package, personal package, commercial auto, hospital malpractice, commercial liability, and commercial property.  This segment’s commercial products mainly target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Also, there is reinsurance to protect us from the impact of large unforeseen losses and prevent sudden and unpredictable changes in results of operations and equity.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2019, 34.8% of the premiums written in the Property and Casualty segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

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

Branding and Marketing

Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the BCBS brand for our managed care products and services, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising” which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the Triple-S name. We also believe that the BCBS name and marks are valuable brands of our products and services in the marketplace.  We seek to leverage what we believe to be the strong name recognition and comfort level that many existing and potential customers associate with this brand.

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

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by The Centers for Medicare and Medicaid Services (“CMS”) and the Office of Personnel Management (“OPM”), the U.S. Department of Health and Human Services (“HHS”), Puerto Rico Office of the Insurance Commissioner (“Commissioner of Insurance”), Superintendencia General de Seguros de Costa Rica (“Costa Rica Insurance Superintendence”) and other government of Puerto Rico agencies.  For example, some of our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 420-person internal sales force (promoters and sales representatives), as well through over 200 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

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

Life Segment.    In our Life segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (63% in 2019 and 61% in 2018) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 700 full-time active agents and managers and utilizes approximately 300 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Segment.   In our Property and Casualty segment, business is primarily subscribed through approximately 15 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2019, 2018, and 2017 TSIA placed approximately 78%, 76%, and 69% of TSP’s total premium volume, respectively. General agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the Managed Care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector:

Market Sector	Enrollment at December 31, 2019	Percentage of Total Enrollment
Commercial	440,669	47.7%
Medicare	127,789	13.8%
Medicaid	355,465	38.5%
Total	923,923	100.0%

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

Medicaid

The government of Puerto Rico has privatized the delivery of services to the Medicaid and Child Health Insurance subscribers in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  This program is based on the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.  As of December 31, 2019, this program provided healthcare coverage to over 1.1 million people.

Under the current agreement with the Health Department of Puerto Rico and the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym), TSS is one of five MCOs that offer medical, mental, pharmacy, and dental health care services on an at-risk basis to the subscribers of the Government of Puerto Rico’s health insurance program.  With this agreement, TSS is now able to serve subscribers who enroll in our plan on an island-wide basis, rather than participating in the specific service regions assigned by ASES.  ASES pays TSS a per member per month rate that varies depending on the clinical condition or category of each subscriber.

In previous contracts, the government divided Puerto Rico into eight geographical areas.  Each of these geographical areas was awarded through a competitive bid process, to a managed care company doing business in Puerto Rico.  Up to October 31, 2018, we provided healthcare services on at-risk basis to subscribers in the Metro-North and West regions.

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

Life Insurance

Our Life segment mainly targets individual life and cancer and other dreaded diseases insurance. Our customers consist primarily of individuals, who hold approximately 655,700 policies.  We also insure approximately 1,600 groups.

Property and Casualty Insurance

Our Property and Casualty segment mainly targets small to medium size accounts with low to average exposures to catastrophic losses.  The auto physical damage and auto liability customer bases are primarily of commercial accounts.  Personal business is primarily generated with sales of our personal package product, ProPack, that includes coverage for residences, personal property, and automobile.  Also, professional liability coverage is offered with hospital and medical malpractice products.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing clients retained in the renewal process, in the corporate accounts sector of our Managed Care segment.  For 2019 and 2018 our corporate accounts retention factor was 93% and 96%, respectively.

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

Property and Casualty Insurance

The property and casualty insurance sector experienced a soft market in Puerto Rico, principally as a result of economic conditions and reinsurance capacity, which changed to a hard market after the losses generated by the hurricanes that made landfall in the Island during 2017.  Our Property and Casualty segment has maintained a strong position in the property insurance sector by following prudent underwriting and pricing practices.

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

Quality Initiatives and Medical Management

We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines.  We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers.  One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health.  Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated services to our customers based on their specific conditions.  Population management programs include programs that target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program that focuses on preventing prenatal complications and promoting adequate nutrition.  We developed a medication therapy management program aimed at plan members who are identified as having high drug utilization and unrelated diagnostics.  In addition, TSS, through a third party supplier, provides to our members a 24-hour telephone-based triage program and health information services.  TSS also provides utilization management services for our Medicare sector.  We intend to maximize utilization of population and case management programs among our insured populations.  Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers.  We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services.  We have enhanced our hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays.  To expand the scope of the revision, we established a phone based review for low admissions hospitals, which freed resources to cover the biggest hospitals and allowed the onsite nurses to participate in the patient discharge planning, referral to programs, the quality of the services, including the occurrence of never events.  As part of the cost containment measures, we have preauthorization services for certain procedures and the mandatory validation of member eligibility prior to accessing services.  In addition, we provide a variety of services and programs for the acute, chronic and complex populations.  These services and programs seek to enhance quality at physicians’ premises, thus reducing emergency care and hospitalizations.  We promote the use of a formulary for accessing medications, encouraging the use of generic drugs in the three-tier formulary, which offers three co-payment levels.

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

We promote the use of electronic claims billing by our providers.  Approximately 91% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 93% in 2019.

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

Subcontracting.    We subcontract our triage call center, certain utilization management, mental and substance abuse health services, and pharmacy benefits management services through contracts with third parties.  We also have a Master Services Agreement with OptumInsight, Inc. to provide healthcare technology and operations services, including information technology, claims processing, and application development, to TSS and its affiliates.

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

Competitors in the managed care industry include national and local managed care plans.  At December 31, 2019, we had approximately 924,000 members enrolled in our Managed Care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 28% for the nine-month period ended September 30, 2019.

We believe that our competitive strengths, including our leading presence in Puerto Rico, our BCBS license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses and our experienced management team, position us well to satisfy these competitive requirements.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2018, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 10.9%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  Excluding annuities, we are the largest company in the life insurance and cancer lines of business, with market shares of approximately 23.9% and 30.1% respectively.

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

In the nine-month period ended September 30, 2019, we were the sixth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share approximating 6.0%.

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

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2020 is $1,299,208.  During the years ended December 31, 2019 and 2018, we paid fees to the BCBSA in the amount of $1,367,352 and $1,409,481, respectively.  The BCBSA is a national trade association of 36 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain centralized services to entities licensed by the BCBSA (the “Member Plans”).  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

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

Regulation

Our business operations are subject to comprehensive and detailed regulation in all the jurisdictions we conduct business.  Regulatory agencies include the Commissioner of Insurance of Puerto Rico (the “Commissioner of Insurance”), ASES, which administers Medicaid, including the Medicare dual-eligible beneficiaries program, the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the General Superintendence of Insurance of Costa Rica, the Insurance Division of the Financial Service Commission of British Virgin Islands and the Financial Services Commission of Anguilla.  Federal regulatory agencies that oversee our operations include HHS—directly and through the Office of the Inspector General (“OIG”), the Office of Civil Rights (“OCR”), CMS, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and OPM.  These government agencies have the right to:

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

Puerto Rico Insurance Laws

Our insurance subsidiaries are subject to the regulations and supervision of the Commissioner of Insurance.  The regulations and supervision of the Commissioner of Insurance consist primarily of the approval of certain policy forms, solvency standards, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of the financial reports, among others.  In general, such regulations are for the protection of policyholders rather than shareholders.

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

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, assets valuation reserve and dividend liability) to its “authorized control level”.  At the “company action level”, occurring when a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its “authorized control level” a company must submit a comprehensive plan to the regulatory authority which discusses proposes corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 150%, a “company action level” is triggered pursuant to a health trend test.  The “regulatory action level” is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its “authorized control level”.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The “ authorized control level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its “authorized control level” at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The “mandatory control level” is triggered if a company’s total adjusted capital is less than 70% of its “authorized control level”, at which level the regulatory authority must place the company under its control.

As of December 31, 2019, our insurance subsidiaries met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As a result of the hurricanes affecting Puerto Rico in September 2017, TSP withdrew $10.0 million from the Trust in 2018.  No withdrawals from the Trust were made during the year ended December 31, 2019.

At December 31, 2019 and 2018, the reserve for catastrophes is $39.4 million and $37.7 million, respectively.  The supporting trust fund has assets of $41.0 million and $40.0 million as of December 31, 2019 and 2018, respectively.  Assets consist primarily of investment in securities available for sale, securities held for maturity, accrued investment income, cash and cash equivalents.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see Note 17, Catastrophe Loss Reserve and Trust Fund, of the notes to consolidated financial statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons, and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by CMS, with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.  There are approximately 60 million Medicare beneficiaries.

Medicare is divided into 4 distinct parts:

•
Part A covers, among other things, inpatient hospital stays, skilled nursing facility stays, home health visits (also covered under Part B), and hospice care.  Individuals are automatically enrolled in Part A and inpatient hospital stays are subject to an annual deductible.

•
Part B covers physician visits, outpatient services, laboratory services, durable medical equipment, certain preventive services, and home health visits.  Enrollment in Part B is voluntary and subject to an annual deductible and monthly premiums.

•	Part C, which encompasses Medicare Advantage in addition to other supplemental plans, allows beneficiaries to enroll in private health plans and receive Medicare-covered benefits.
o
Medicare Advantage. In 2019, one third of all Medicare beneficiaries—about 22 million—were enrolled in Medicare Advantage plans.  The Congressional Budget Office projects that the share of Medicare beneficiaries enrolled in Medicare Advantage will rise to about 47 percent by 2029.  Medicare Advantage plans are required to maintain a medical loss ratio (“MLR”) of at least 85%, meaning, very basically, that if Medicare Advantage plans do not spend at least 85% of their revenue on patient care costs, they may face various sanctions, including refunds, prohibition on enrolling new members, and contract termination. The Part C premium varies by plan.

o
Other Medicare Supplemental Plans.  “Medicap” is another type of private plan that fill sin the patient out-of-pocket gaps in traditional fee-for-service Medicare Part A and B coverage.  These Medigap policies are standardize by CMS, but funded and administered by private organizations.

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

Historical Changes to the Medicare Program – Creation of Private Plans and the Part D Program

In the 1980’s, as an alternative to the traditional fee-for-service Medicare program, Medicare began offering Medicare managed care benefits provided through contracted private health plans.  CMS initially reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based its monthly premium payments to plans on various clinical and demographic factors.  This methodology uses two risk adjustment models: a Hierarchical Condition Category based model and an End-Stage Renal Disease (“ESRD”) model, each applying to the corresponding population.  Beginning in 2003, Congress introduced a Medicare managed care approach, which itself has subsequently undergone several changes.

In 2006, Congress introduced the Medicare Part D program, which offered a voluntary outpatient prescription drug benefit to fee-for-service as well as Medicare Advantage beneficiaries.  An Rx Hierarchical Condition Category Model is used in the determination of the Part D premium, and a Low-Income Subsidy (LIS) is applied to Part D premiums for members that qualify.

Medicare Advantage Program Over Time

Under the Patient Protection and Affordable Care Act of 2010 (Pub. L No. 111-148), as amended by the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152), on March 30, 2010 (referred to herein as “ACA”), payments to Medicare Advantage plans were reduced over time, and bonus payments are available to certain plans based on quality ratings.

Among other things, the ACA mandated several changes, implemented by CMS, to the Medicare Advantage and Medicare Part D programs, including strengthening CMS’ ability to remove poor performers from the Medicare Advantage and Part D programs beginning in 2015.  Beginning with Medicare contract year 2015, CMS has the authority to terminate its contract with any Medicare Advantage or Part D plan for substantial contract non-compliance, or refuse to renew such plan, if the plan fails to achieve an overall Star Rating of 3.0 stars (out of 5.0) for any consecutive three (3) year period.  Although CMS has issued annual Star Ratings for Part D plans since 2007 and for Medicare Advantage plans since 2008, CMS uses Star Ratings issued for Medicare contract years 2013 and beyond in implementing this provision. In April 2015, CMS announced that it would for the first time exercise its authority to terminate low performing Medicare Advantage and Part D plans beginning in 2016. CMS now issues Star Ratings on a prospective basis, typically in the fall preceding the contract year.  CMS also has the authority to use the lower Star Ratings as a means to invoke its existing authority under Section 1857(c)(2) of the Social Security Act to terminate a contract when CMS determines that the Medicare Advantage or Part D plan has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.

In addition, under the ACA, Medicare Advantage plan payment rates were subject to transitionally phased-in reductions intended to bring Medicare Advantage rates more in line with Medicare fee-for-service rates. The transition began in 2012 and was completed in 2017.

Payments to Medicare Advantage Participating Plans

Since 2006, Medicare Advantage has used a bidding system by which plans submit bids based on costs per enrollee for Part A and Part B covered services.  Medicare Advantage also pays plans for providing prescription drug benefits under Part D.   Bids are based on estimated costs per enrollee for the Medicare-covered services.  The bids are then analyzed against a benchmark established by federal statute, and which vary by county or region.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the applicable benchmark. When a bid is higher than the benchmark, enrollees generally pay the difference (through an additional premium) between the benchmark and the bid, in addition to any other Medicare premiums.  If the bid is lower than the benchmark, the plan and Medicare generally share the difference, and the plan must use its share (known as a “rebate”) to provide additional benefits to enrollees.  For plans obtaining up to 3.0 STARS (explained below), the rebate share to the plan is 50%.  When the plan reaches 3.5 or 4.0 STARS, that rebate share rises to 65%, and when the plan reaches 4.5 or 5.0 STARS it rises to 70%.

Plans reaching 4.0 STARS or higher, also receive a 5% quality bonus payment (QBP), which could be doubled for certain qualifying counties.  The resulting benchmark plus QBP amount can be reduced to a cap determined for each county, so the effective bonus payment for such qualifying counties could be between 5% and 10%.  Rebates and QBPs only apply to Part C premium payments.

STARS Ratings for plans are calculated based on the results achieved by the plan on a contract in terms of measures (47 in the contract year 2020 draft call letter) spanning four categories: Healthcare Effectiveness Data and Information Set (HEDIS) measures, Consumer Assessment of Healthcare Providers and Systems (CAHPS) and Health Outcomes Survey (HOS) measures, Administrative measures and Part D measures.  CMS assigns from one to five stars for each numeric measure score by applying one of two methods: relative distribution with significance testing (CAHPS) or clustering (all other measures).  Case-mix adjustments are applied to the survey results as part of the scoring.  CMS has recognized that socio-economic factors create significant variations in results for some metrics.  CMS’ interim response to address the within-contract disparity in performance associated with a contract’s percentages of beneficiaries with low income subsidy and dual eligible (LIS/DE) and disability status revealed in our comprehensive research conducted over multiple years culminated in the creation of the Categorical Adjustment Index (CAI).  Each measure is also assigned a relative weight used in the calculation of the Part C, Part D and overall STAR Rating.  CMS has also adopted policies to consider the impact of extreme natural disasters in the results, recognizing that the aftermath can present unanticipated barriers to achieving solid results.

Medicaid Generally

Medicaid is a public insurance program intended for low-income individuals and families.  Medicaid, as of October 2019, provides coverage to over 71 million Americans, including children, pregnant women, and individuals with disabilities.  To participate in Medicaid, states are required to cover certain groups, but may cover additional population groups at their discretion.  States may apply to CMS for waivers to provide coverage to populations beyond what is normally covered under the program.  States are able to establish eligibility criteria within federal minimum standards.  States are allowed to set Medicaid provider payment rates, and may reimburse providers through fee-for-service or managed care.  They also have the flexibility to determine the type, amount, duration, and scope of services of their respective Medicaid programs, as long as they keep within federal guidelines, although states are required to cover certain mandatory benefits.  In Puerto Rico, the Medicaid program is administered locally by ASES.

Medicaid is jointly funded by the federal government and state governments.  States receive a percentage of their Medicaid program expenditures from the federal government, through a formula known as the Federal Medical Assistance Percentage (“FMAP”).  The FMAP varies by state based on factors such as per capita income.  However, unlike states, the FMAP for Puerto Rico and other U.S. territories is fixed, and federal funding is capped per funding period.  Pursuant to the Further Consolidated Appropriations Act of 2020, the FMAP for Puerto Rico is 76% until September 30, 2021, and up to approximately $5.342 billion will be provided in Medicaid funding to Puerto Rico through such date.  This funding will bring temporary financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards will further promote stability and predictability.  However, a longer-term solution is necessary due to a shortfall that continues to be perpetuated by the FMAP established in the ACA in 2010.

Dual-Eligible Beneficiaries

A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status.  Dual-eligibles are a high cost population that account for a disproportionate share of government health care expenditures.  In 2018, there were approximately 12.2 million dual-eligibles, receiving both Medicare and Medicaid benefits nationwide. Given the disproportionately high cost of treating dual-eligibles, there has been a spate of initiatives designed to address the issue.  The government of Puerto Rico established a model that wraps-around benefits included in Medicaid that were not included in original Medicare benefits.  Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino.  Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico.  In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits.  By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members.  The MMA established subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.  Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program.  Companies offering Medicare Part D stand-alone prescription drug plans with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.

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

In 2015 we entered into two agreements with federal and Puerto Rican regulators to resolve investigations in connection with privacy incidents at our Managed Care segment. The agreements include the payment of a combined amount of $5.0 million and the adoption of a three year corrective action plan. We have satisfactorily completed the corrective action plan.

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

The Oversight Board approved Regulation No. 9063 promulgated by the Puerto Rico Patient Advocate under Act 47 (“Regulation 9063”) in February 2019.  However, it reserved the right to continue to monitor how Act 47 and Regulation 9063 are implemented in order to ensure that their application is not inconsistent with the value-based reforms and other cost containment strategies included in the Commonwealth Fiscal Plan. We are closely monitoring how Act 47 and Regulation 9063 will impact the Company.

On April 29, 2017, the government of Puerto Rico enacted Act 26-2017 (“Act 26”), which, among other things, calls for a considerable reduction in public corporations’ health plan contributions to its employees, to the extent required to comply with the government’s Fiscal Plan.  Contributions to employees with pre-existing catastrophic, chronic or terminal conditions, however, shall remain the same.  Act 26 also authorizes the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) to negotiate health insurance coverage for such public employees.  Through Administrative Order No. OA-2018-08, as amended by OA-2018-12, AAFAF ordered public corporations to participate in ASES’s public employee health plan negotiation process, but authorized them to negotiate and contract with insurers independently, as they currently do.  However, thereductions contemplated by Act 26 have not been implemented.  If and when implemented, the provisions of Act 26 would create uncertainty in the market for public corporation health plans.

On August 1, 2019, the government of Puerto Rico enacted Act 138-2019 (“Act 138”), which, among other things, requires health services organizations to contract any provider who requests to become a provider for the organization, when such provider meets the necessary requirements for practicing the medical profession and/or is authorized by the competent entities.  Act 138 also forbids organizations from terminating a provider’s contract without cause, and provides for the Government of Puerto Rico’s automatic cancellation of all contracts with any organization that incurs in practices inconsistent with the purposes of the law or seeks to use subterfuges to circumvent its objectives.  While it is too early to fully assess Act 138’s exact impact on the Company, we believe it may increase operational costs as a result of an increase in provider contract volume.  Act 138 may also hinder our ability to enter into exclusive provider and preferred network agreements and the cost containment and quality measures we achieve through such agreements, among other adverse effects.

Federal Initiatives

When the ACA was enacted in 2010, it expanded Medicaid to an eligibility floor of 138% of the federal poverty level (“FPL”) beginning in 2014.  A 2012 U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state as an option with enhanced federal match if they choose to do so.  Puerto Rico and the other U.S. territories were not included in the Medicaid expansion, instead Congress approved one billion in federal funding for Puerto Rico and the other U.S. territories to establish local affordable insurance exchanges or expand their Medicaid programs, at their option.  Puerto Rico elected to use the approximately $925 million made available by Congress for expanding its Medicaid program.

Most of the provisions of ACA with more significant effects on the health insurance marketplace went into effect on or before January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, and the assessment of new taxes and fees, including an annual Health Insurance Providers Fee (“HIP Fee”) on insurance plans.

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

The HIP Fee was allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues, and was assessed on plans in Puerto Rico even though Puerto Ricans did not receive subsidies or other ACA benefits.  In the years that followed, Congress waived the HIP Fee for 2017 and 2019, which – applied broadly – also provided relief to plans operating in Puerto Rico.  The total tax levied on the health insurance industry was $11.3 billion in 2016 and $14.3 billion in 2018.  We incurred $44.2 million and of $50.1 million in fees during 2016 and 2018, respectively.  For 2020 the industry-wide fee projected to be levied on plans is between $15.5 and $16 billion. In December 2019, the HIP Fee was permanently repealed for calendar years beginning after December 31, 2020 as part of the Further Consolidated Appropriations Act of 2020.

The Budget Control Act of 2011 was enacted to reduce the deficit and avoid default on the national debt.  When a joint committee of Congress established to develop debt reduction legislation failed to cut at least $1.5 trillion over the coming 10 years, an automatic process of across-the-board cuts (“sequestration”) split equally between defense and non-defense programs was triggered.  Under the sequestration, automatic spending cuts for mandatory portion became effective beginning April 1, 2013, and these cuts have been extended through subsequent legislation through 2029 unless additional Congressional action is taken.  This resulted in a 2% cut to Medicare payments to providers.  Medicaid programs are not subject to automatic spending cuts.  Of note, the budget caps that were enacted to reduce the deficit are no longer in effect and were lifted for the final time last year for FY2019 and 2020 in the Bipartisan Budget Act of 2019 that set the stage for the Further Consolidated Appropriations Act of 2020.

In December 2017 Congress passed tax reform, the 2017 Tax Cuts and Jobs Act (“TCJA”), that also zeroed out the individual mandate tax penalty for not complying with the requirement to purchase qualified health insurance coverage.  In light of zeroing out the tax penalty, in 2018 a group of 20 states, led by Texas, sued the federal government in February 2018, (Texas v. Azar) seeking to have the entire ACA declared unconstitutional arguing that with the removal of the tax penalty, the individual mandate and the entire law was no longer constitutional based on the SCOTUS’ previous ruling in 2012 that the individual mandate could be upheld under Congress’ constitutional authority to tax.  The case is currently making its way through court and is expected to ultimately be taken up by SCOTUS after the 2020 federal election.

We do not anticipate significant legislative action regarding the repeal and replacement of the ACA in Washington in the near future. However, the White House and various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury continue to issue Executive Orders and regulations related to the stabilization of the individual insurance market.

See Part I, Item 1A “Risk Factors―The health care reform law and the implementation of the law could have a material effect on our business, financial condition, cash flows, or results of operations” for more information.

Employees

As of December 31, 2019, we had 3,909 full-time employees and 165 temporary employees.  TSS has a collective bargaining agreement with the “Unión General de Trabajadores”, which represents approximately 21.9% of two of our Managed Care subsidiaries’ approximately 2,174 regular employees.  The collective bargaining agreement expires in February 2023.  The Corporation considers its relations with employees to be good.

Available Information

We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission (“SEC”).  We make available free of charge, or through our website (www.triplesmanagement.com, under the ‘‘Investors − SEC Filings’’ caption), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  We also include on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, Code of Ethics for Financial Managers and Supervisors and the charter of each standing committee of our Board of Directors (under the ‘‘Investors − Corporate Governance’’ caption).  In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics and Code of Ethics for Financial Managers and Supervisors that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”).  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The website addresses listed above are provided for the information of the reader and are not intended to be an active link.  We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary; PO Box 363628; San Juan, P.R. 00936-3628.

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

In addition, we operate in a highly competitive, constantly changing environment that is significantly influenced by very large organizations that have resulted from business combinations, aggressive marketing and pricing practices of competitors and regulatory oversight.  The following list is a summary of factors, the results of which, either individually or in combination, if markedly different from our planning assumptions, could cause our business results of operations, financial condition, cash flow, or prospect, to be materially adversely affected from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K:

•	trends in health care costs and utilization rates;
•	ability to secure sufficient premium rate increases;
•	competitor pricing below market trends of increasing costs;
•	re-estimates of our policy and contract liabilities;
•	changes in government laws and regulations of managed care, life insurance or property and casualty insurance;
•	significant acquisitions or divestitures by major competitors;
•	introduction and use of new prescription drugs and technologies;
•	a downgrade in our financial strength ratings;
•	litigation or legislation targeted at managed care, life insurance or property and casualty insurance companies;
•	ability to contract with providers and government agencies consistent with past practice;
•	ability to successfully implement our disease management and utilization management programs;
•	ability to maintain Federal Employees, Medicare, and Medicaid contracts;
•	volatility in the securities markets and investment losses and defaults; and
•	general economic downturns, major disasters and epidemics.

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

While we consider the foregoing to be the overarching risks we face in 2019, they are not the only material risks we face. We face numerous other challenges, as described elsewhere in this Annual Report, including below in this “Risk Factors” discussion, and other unanticipated risks may develop.

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

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, including:

•
Commercial:    One of our Managed Care subsidiaries is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of non-compliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2019, 2018, and 2017 premiums generated under this contract represented 5.3%, 5.5%, and 5.7% of our consolidated premiums earned, net, respectively.

Under the commercial business, we also provide health coverage to certain employees of the Government of Puerto Rico and its instrumentalities.  During each of the years ended December 31, 2019, 2018, and 2017, earned premium revenue related to such health plans represented 2.2%, 3.0%, and 3.4% of our consolidated premiums earned, net, respectively.

•
Medicare:    We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS.  These contracts generally have terms of one year and must be renewed each year.  Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations.  If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired.  During each of the years ended December 31, 2019, 2018, and 2017, contracts with CMS represented 43.3%, 38.5%, and 36.6% of our consolidated premiums earned, net, respectively.

•
Medicaid:    We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid), known as Vital (“Vital”), to provide health coverage to medically indigent citizens in Puerto Rico.  The current agreement, which became effective November 1, 2018, requires MCOs to serve subscribers on an island-wide basis, rather than assigning each MCO to specific regions, as under the previous model.  The term of the agreement ends on September 30, 2021, which may be extended for an additional year at ASES’s option.  Under the current agreement, TSS is responsible for providing medical, mental, pharmacy and dental healthcare services on an at-risk basis to subscribers who enroll with TSS.  ASES pays TSS a per member per month rate that varies depending on the particular clinical condition or category of the subscriber.  Premium rates will be negotiated for each contract year.  Participants may change insurance carriers once every year.  As of December 31, 2019 and 2018, our Medicaid membership was approximately 355,000 and 319,000 members, respectively.  Under the previous agreement with ASES, we provided services to eligible members in the Metro North and West regions of Puerto Rico.  During the years ended December 31, 2019, 2018 and 2017 Medicaid premiums generated through our agreements with ASES represented 26.5%, 26.4% and 26.6%, respectively.

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

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  As of December 31, 2019 and 2018, 73% and 69% of our managed care commercial customers, respectively, had fully-insured arrangements and 27% and 31%, respectively, had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

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

We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  These license agreements contain certain standards, requirements and restrictions regarding our operations and our use of the BCBS name and mark which may be modified in certain instances by the BCBSA. Changes to the terms of our license agreements may restrict various potential business activities.  Failure to comply with the standards, requirements and restrictions established could result in the termination of a license agreement.  Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.  Upon termination of a license agreement, the BCBSA would impose a re-establishment fee upon us, which would allow the BCBSA to entitle another managed care company to use the BCBS name and marks in the service areas we currently serve.  This re-establishment fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2019, we would be assessed approximately $91.0 million by the BCBSA.

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

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  During 2019, 34.8%, or $52.3 million, of the premiums written in the Property and Casualty segment and 4.4%, or $8.3 million, of the premiums written in the Life segment were ceded to reinsurers.  Total premiums ceded, on a consolidated basis, represent 2.0%, or $66.3 million of our premiums.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In May 2019, A.M. Best affirmed its November 2018 downgrade of the rating of our Property and Casualty subsidiary from an “A-” (Excellent) to a “B+” (Good).  The rating revision follows the losses related to Hurricane Maria losses experienced by this segment during the second and third quarters of 2018.

A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may be further downgraded following their annual evaluation.  Since the lines of business that this segment writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings, any further downgrade of our Property and Casualty segment’s rating could limit or prevent us from writing and renewing certain types of business or accounts that requires insurers with stronger ratings.

We are dependent on the success of our relationships with third parties for various services and functions, including PBM services.

We contract with various third parties to perform certain functions and services and provide us with certain information technology systems.  Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements, and we could become overly dependent on key vendors, which could cause us to lose core competencies.  We are also dependent on some third parties for certain regulatory compliance-related matters.  A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs, fines or corrective action plans imposed by our regulators, or an inability to meet our obligations to our customers.  In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.

TSS has a Master Services Agreement (“MSA”) with OptumInsight, Inc. (“Optum”), pursuant to which Optum provides healthcare technology and operations services, including information technology, claims processing and application development, to Triple-S and its affiliates.  As a result, we are dependent on Optum for the provision of essential services to our business, and there can be no assurances that the quality of the services will be appropriate or that Optum will be able to continue to provide us with the necessary claims processing and technology services.  Potential breakdowns or failures of Optum could harm our business by disrupting our delivery of services, which could have a material adverse impact on our financial condition and results of operations.

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

The managed care market in Puerto Rico is mature.  According to the U.S. Census Bureau, Puerto Rico’s population decreased by 2.2% between 2000 and 2010; however, the national population rate grew 9.7% during the same period.  According to the U.S. Census Bureau, the older population is an important and growing segment of the United States population.  Between 2000 and 2010, the population 65 years and older increased at a faster rate (15.1%) than the total U.S. population.  In Puerto Rico, for the same period, the population 65 years and older increased by 27.5%.  As a result, the competition for this segment of the market is significant.

Local economy is in a downturn.  A challenging economy and a shrinking population in Puerto Rico continue to produce conditions that are adverse to the generation of new sources of business in this segment.  As a result, insurance companies compete for the same customers through pricing, policy terms and quality of services.  Also, our industry is subject to aggressive marketing and sales practices that target our current and prospective customers. We may not be successful in attracting and retaining our customers. See “Risks Related to Our Business―Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.”

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

Results of companies in the insurance industry, historically have been subject to significant fluctuations and uncertainties.  The industry’s profitability can be affected significantly by

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

In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, equities, and private market investments, among others, which could generate higher returns on our investments.  If we fail to comply with these laws and regulations, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital.

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

Notwithstanding, the Insurance Code of Puerto Rico requires insurers to invest an amount equal to no less than half of the insurer’s required capital in Puerto Rico Securities.  Since February 2014, the credit ratings of bonds issued by the Government of Puerto Rico and most of Puerto Rico public corporations have been downgraded to below-investment grade, which makes it difficult to comply with this requirement.  We therefore requested and obtained a waiver authorization from the Commissioner of Insurance to fulfill the requirement by investing in mortgage securities issued by Ginnie Mae, backed by mortgages issued in Puerto Rico for 2019, and have requested an extension of this waiver for 2020.  These securities are of high credit quality due to the Ginnie Mae guarantee.

If we fail to comply with the Insurance Code requirements, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital and may adversely affect our financial condition and results of operations.

Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.

Our principal lines of business are concentrated in Puerto Rico, which is currently in the midst of a severe fiscal and economic crisis.  Puerto Rico’s gross national product (“GNP”) has contracted in real terms since fiscal year 2006.  However, the latest Puerto Rico Planning Board estimates, released in June 2019, project Puerto Rico’s GNP to increase by 2% and 3.6% for fiscal years 2019 and 2020, respectively.  The government of Puerto Rico’s Fiscal Plan (as hereinafter defined), estimates an 4.7% contraction in real GNP during fiscal year 2018.  It also projects that disaster relief funding will have a short-term stimulative effect on Puerto Rico’s economy, which, combined with the estimated effects of the proposed measures and reforms, the plan estimates will result in variable GNP growth from fiscal years 2019 through 2022, followed by GNP contraction in fiscal year 2023 as disaster relief funding decreases. The Fiscal Plan, however, does not account for the impact, if any, of the recent earthquakes.

Furthermore, Puerto Rico’s population has been in decline over the past decade. The most recent estimates by the U.S. Census Bureau indicate the population has dropped by 14.3%, or approximately 530,000 people, from April 1, 2010 to July 1, 2019.

The weakness of Puerto Rico’s economy has also adversely affected employment. Total average annual employment, as measured by the Puerto Rico Department of Labor and Human Resources (the “DLHR”) has decreased approximately 20% since 2007. The reduction in total employment began in the fourth quarter of fiscal year 2007, when total employment was 1,244,425, and continued consistently until the first half of fiscal year 2015, after which it mostly stabilized.  According to the most recent date from DLHR, dated December 2019, Puerto Rico’s average total employment during calendar year 2019 was approximately 987,000, a slight increase from average total employment of approximately 986,000 during calendar year 2018.  The DLHR also reports an average unemployment rate of approximately 8.2% in year 2019, a 1% decrease from an average unemployment rate of approximately 9.2% in calendar year 2018.

In response to Puerto Rico’s fiscal and financial challenges, the U.S. Congress enacted PROMESA in June 2016. The Commonwealth of Puerto Rico and several of its instrumentalities are currently in the process of restructuring their debts through the mechanisms provided by PROMESA. On February 9, 2020, the Oversight Board announced it had reached an agreement with certain creditors on a new framework for a plan of adjustment for the Commonwealth of Puerto Rico and certain of its instrumentalities. While the Puerto Rico government does not support the agreement in its current form and the agreement may suffer significant changes before confirmation, it provides a preliminary framework for the Commonwealth of Puerto Rico to exit bankruptcy.

Pursuant to PROMESA, the Oversight Board has certified fiscal plans for the government of Puerto Rico and several of its instrumentalities.  The most recent fiscal plan was certified by the Oversight Board on May 9, 2019 (the “Fiscal Plan”).  The Fiscal Plan outlines a number of structural reforms and fiscal measures that the Oversight Board deems necessary to improve the Government of Puerto Rico’s fiscal balance and economic condition.

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

On the other hand, as part of the Further Consolidated Appropriations Act of 2020, Puerto Rico’s Medicaid program will receive up to approximately $5.342 billion in funding through September 30, 2021.  This action has brought temporary financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards have further promoted stability and predictability. The government of Puerto Rico and the health care industry are lobbying Congress to address Puerto Rico’s Medicaid spending cliff permanently: however, there are no guarantees that these efforts will succeed.  If our efforts are not successful, ASES may not be able to fulfill its payment obligations to us under our agreement for the provision of health coverage to Vital participants, which would adversely affect our financial results.

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

If global or local economic conditions worsen or the government of Puerto Rico is unable to manage its fiscal and economic challenges, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, the conditions described above could continue or worsen in ways that are unpredictable and outside of our control.  While PROMESA provides the government with tools to restructure Puerto Rico’s debt obligations and that of its instrumentalities, these restructuring tools are new and untested.  Furthermore, the Fiscal Plan’s projections indicate the possibility of significant creditor losses. Both of these factors may make any debt restructuring process a lengthy and highly adversarial process.

The success of our business depends on developing and maintaining effective information systems.

Our business and operations may be affected if we do not maintain and upgrade our information systems and the integrity of our proprietary information.  We are materially dependent on our information systems, including Internet-enabled products and information, for all aspects of our business operations.  Monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims and providing data to our regulators, and our ability to compete depends on adopting technology on a timely and cost-effective basis.  Malfunctions in our information systems, fraud, error, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations, possible liability, increase administrative expenses or lead to other adverse consequences any of which could have a material adverse effect on our results of operations or financial condition.  The use of member data by all of our businesses is regulated at federal and local levels.  These laws and rules change frequently, and developments require adjustments or modifications to our technology infrastructure.

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

We face risks related to litigation.

We are subject to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation.  In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services, claims relating to the denial of benefits or coverage, medical malpractice actions, allegations of anti-competitive and unfair business activities, provider disputes, broker and agent disputes, and claims by regulatory actions by agencies for non-compliance, among others.  We may also be subject to an increase in litigation in our Property and Casualty segment in connection with insureds’ Hurricanes Irma and Maria claims.  See “Risks Related to Our Business―Large scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.”   Legal proceedings are inherently unpredictable and we cannot ascertain their outcome. We have insurance to cover liabilities relating to litigation; however, insurance coverage may not be sufficient to cover any such liability or our insurers could deny or dispute coverage.  Results of regulatory actions could require us to change our business practices and may affect our profitability.  Substantial liability relating to legal or regulatory actions could adversely affect our cash flow, results of operations, and financial conditions.  See “Item 3. Legal Proceedings.”

Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.

Puerto Rico has historically been at a relatively high risk of natural disasters such as hurricanes and earthquakes.  If Puerto Rico were to experience a large-scale natural disaster, claims incurred by our Managed Care, Life, and Property and Casualty segments would likely increase and our properties may incur substantial damage, which could have a material adverse effect on our business, financial condition and results of operations.  Puerto Rico has recently experienced consecutive large-scale natural disasters, such as Hurricane Maria in September 2017, and a series of earthquakes affecting certain areas in the south of the island in January 2020.  If the severity of any such natural disaster exceeds what our catastrophe reinsurance protection, as in the case of Hurricane Maria in September 2017, we may potentially incur material losses.  Furthermore, unforeseen major public health issues following these catastrophic events, such as pandemics and epidemics, like mosquito-borne epidemics (Dengue, Zika, etc.), conditions for which vaccines may not exist, are not effective, or have not been widely administered, could have a material adverse effect on our business, financial condition, and results of operations.

Claims in our Property and Casualty segment increased in 2017 and 2018 as the result of the losses caused by Hurricanes Irma and Maria in Puerto Rico.  The Puerto Rico Insurance Code requires the Company to resolve claims within a period of 90 days.  Due to the substantial increase in the volume of claims following a catastrophic event, there is a business risk that not all claims will be resolved within the timeframe stipulated in the Puerto Rico Insurance Code, which may result in penalties imposed by the Commissioner of Insurance of Puerto Rico.  We, along with various other property and casualty insurers, have in fact been fined by the Commissioner of Insurance for failing to pay claims within the 90-day period.  Although we are challenging those fines, which total approximately $1.0 million, based on our interpretation of the insurance code that the extraordinary circumstances following the 2017 hurricanes justified any delay, there can be no assurances that we will prevail.  Furthermore, there is a risk of an increase in the volume of litigations by insureds who are not satisfied with the insurance payout or adjustments.  In fact, lawsuits against our Property and Casualty segment increased in 2018 and 2019.  As of December 31, 2019, our Property and Casualty subsidiary had been served in a total of 388 cases relating to Hurricanes Maria and Irma. Of those, 314 remianed open, and 74 had been closed, as of December 31, 2019.  Although after a review of all cases served and filed but not served, we have determined that our reserves as of December 31, 2019 are adequate, there is a risk that litigation results in payments and expenses that materially exceed our reserved amount.  See Note 24, Contingencies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

Our growth strategy includes expanding our healthcare delivery business, enhancing our market share in Puerto Rico, entering new geographic markets, introducing new insurance products and programs, further developing our relationships with independent agencies or brokers and pursuing acquisition opportunities.  Our growth strategy exposes us to additional risks, including our ability to:

•	identify profitable growth opportunities in current and additional markets;
•	transact successful acquisitions, capital investments and other growth initiatives;
•	determine the correct value of assets and investments;
•	implement adequate pricing and operational structure, including underwriting and claim management processes;
•	design attractive and profitable insurance and health products and services;
•	recruit required personnel for expanded operations, including officers, agents, brokers, medical providers, and other key personnel;
•	obtain regulatory permission required to operate in other jurisdictions or lines of business;
•	comply with regulatory requirements;
•	integrate acquired business to our operations, including integration of information technology, management and personnel, and administrative systems;
•	acquire business and regulatory knowledge and expertise in new lines of business;
•	create the expected return over time; and
•	implement new, or modify existing internal monitoring and control systems.

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

As of December 31, 2019, we had approximately $28.6 million and $1.9 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the TSA acquisition, that represent 1.1% of our total consolidated assets and 3.2% of our consolidated stockholders’ equity.  In an effort to expand the health clinics reporting unit, the Company purchased various health clinics across different municipalities in Puerto Rico, resulting in a recognition of goodwill of approximately $3.2 million in 2019.  The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as new information becomes available.  If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

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

Effectiveness of our enterprise strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks to our Company.  There can be no assurance regarding the effectiveness of our enterprise strategy, our ability to manage and align our talent to our business needs or our ability to avoid harm to our brand and reputation.  In addition, there can be no assurance that U.S. government fiscal policy, the implementation of the ACA, repeal or other changes to the ACA or additional changes to the U.S. health care system will not require us to revise the ways in which we conduct business, put us at risk of loss of business or materially adversely affect our business, cash flows, financial position or operating results.

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

In December 2018, the governor of Puerto Rico signed into law Act 257 of 2018, better known as the Puerto Rico Tax Reform, to amend the Internal Revenue Code for a New Puerto Rico.  Approved changes include a reduction from a 39% to a 37.5% maximum corporate tax rate; an increase from 80% to 90% on the amount of net operating loss carryover deduction available to be claimed against current year net income; an increase in the amounts of withholding at source for services rendered from 7% to 10%; a limitation in the amount of net operating losses generated by a corporate shareholder allowed to be netted against net income distributed from a flow-through investment, not permitted for taxable years beginning after December 31, 2018; and a revised large taxpayer definition to include flow-through entities and extend the determination of audited financial statement requirements at the group level.  The law also adds requirements for the deductibility of expenses.  All of these changes are effective for taxable years beginning January 1, 2019.  We do not expect the tax reform to adversely impact our tax burden.  We will continue to monitor and analyze the impact of the legislation, as any increase in the amount of taxes we pay and the taxation of the customers we serve may have a material adverse effect to our financial condition, results of operations and cash flows.

On December 22, 2017 the US Government enacted PL 115-97, as the Tax Cut and Jobs Act (“TCJA”). The TCJA incorporates a series of changes in tax rates at the federal level applicable for taxable years beginning after December 31, 2017 and before January 1, 2026. United States federal corporate income tax rate is reduced from a 35% maximum to a 21% flat rate. While special tax rates on capital gains and qualified dividends remain the same under the TCJA, changes in tax rate at the federal level are expected to have minimal impact on our business, as we are currently taxed only for passive income earned on investments, which continue to be subject to withholding at source at its gross level.

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

The ACA provides comprehensive changes to the U.S. health care system.  One key piece of the legislation imposes an annual insurance industry assessment, with increasing annual amounts based on premium growth, commonly known as the HIP fee.  Such assessment may not be deductible for income tax purposes.  If the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this tax, our results of operations, financial position and liquidity may be materially adversely affected.  We expect to pay a HIP fee of $65.5 million for 2020. However, in December 2019, as part of the Further Consolidated Appropriations Act of 2020, the HIP fee was permanently repealed for calendar years beginning after December 31, 2020.

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

In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. For example, on October 12, 2017, President Trump signed an executive order requiring the implementation of regulations that would exempt certain association plans from complying with ACA requirements, easing restrictions on certain short-term health plans and health reimbursement arrangements and limiting hospital and insurance company consolidation while promoting competition and choice. In August 2018 the Administration adopted a final rule to support short term, limited duration scope policies, and additional activity related to the individual market is anticipated through state waivers.  While Congress is no longer actively seeking to repeal and replace the ACA, additional changes are expected this year, largely through Administrative Actions.

The Further Consolidated Appropriations Act of 2020 provides for up to approximately $5.342 billion in Medicaid funding to Puerto Rico through September 30, 2021.  Although we believe this legislation, together with the ACA, may provide us with significant opportunities to grow our business, the implementation of enacted reforms, as well as future regulations and legislative changes, may have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

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

Historically, TSA plans have received annual Star Ratings higher than three stars.  CMS provides an increase to the rebate share in the bid from 50% to 65% when a program reaches 3.5 STARS, and to 70% when a plan reaches 4.5 STARS.  Also, a 5% quality bonus is provided to plans with Star Ratings of 4.0 or more.  As of December 31, 2019, TSA’s HMO plan achieved 4.0 overall on a 5.0 star rating system and TSA’s PPO plan achieved an overall rating of 3.5 stars on a 5.0-star rating system effective for product offerings in the year 2021.

The Company is subject, and will likely continue to be subject, to audits from CMS in connection with the Medicare Advantage contracts.  A CMS audit may review the effectiveness of multiple matters, including the performance of the benefit administration, coverage determinations, claims processing and payment, process of appeals and grievances, dismissals, oversight of agents and brokers, and enrollment process.  CMS may impose civil monetary penalties as a result of their findings or require changes to our business practices that may adversely affect our profitability.  CMS may also prevent us from subscribing new members or terminate any of our Medicare Advantage contracts if it determines that any of these plans have failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage program.  Compliance with CMS requirements may require us to divert resources that may affect the results of our operations and financial condition.  Any termination or non-renewal of our Medicare Advantage plans would have a material adverse effect on our business and financial results.

We may be subject to government audits, regulatory proceedings or investigative actions, which may find that our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable healthcare regulations.

Federal, Puerto Rico, and Costa Rica government authorities, including but not limited to the Commissioner of Insurance, ASES, CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.  In addition, CMS has the right to require Medicare Advantage plan sponsors such as ourselves to self-disclose instances of noncompliance, enter into a corrective action plan,  and/or hire an independent auditor to work in accordance with CMS specifications to validate if the deficiencies that were found during a CMS full or partial program audit have been corrected and provide CMS with a copy of their audit findings.  If, in the future, we were required by CMS to hire an independent auditor, such audit would entail direct costs to us, in addition to potential penalties in the event of negative audit findings.  We may also become the subject of non-routine regulatory or other investigations or proceedings brought by these or other authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged.  In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws.  The defense of any such challenge could result in substantial cost, diversion of resources, and a possible material adverse effect on our business.

An adverse action could result in one or more of the following:
•	recoupment of amounts we have been paid pursuant to our government contracts;
•	mandated changes in our business practices;
•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;
•	additional reporting requirements and oversight and mandated corrective action or remediation plans;
•	loss or non-renewal of our government contracts or loss of our ability to participate in Medicare or other federal or local governmental payor programs;
•	damage to our reputation;
•	increased difficulty in marketing our products and services;
•	inability to obtain approval for future services or geographic expansions;
•	loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service; and
•	suspension of ability to subscribe members.

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

Failure to prevent, detect or control systems related to regulatory compliance or the failure of employees to comply with our internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.  Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority.  Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights.  The regulations and contractual requirements applicable to the Company are complex and subject to change.  In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank legislation and related regulations being adopted that enhance regulators’ enforcement powers and whistleblower incentives and protections, mean that its compliance efforts in this area will continue to require significant resources.

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

On January 6, 2020 and February 5, 2020, CMS released Part I and Part II, respectively, of its draft Advance Notice as well as additional Proposed Rules for Medicare Advantage reimbursement in 2021.  This draft notices contains important provisions that sustain the Puerto Rico MA program, including the zero claims adjustment.  The call letter will be finalized in early April.

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

CMS is making significant changes to the manner in which it determines risk adjustment payments, including possible retroactive recoveries.  CMS introduced a new model for 2020 and continues to shift towards encounter based risk scores (EDS).  As a result of the risk adjustment process and CMS’s ability to modify the manner in which it applies such risk adjustments, it is difficult to predict with certainty our future revenue or profitability.  In addition, our own risk scores for any period may result in favorable or unfavorable adjustment to payment from CMS and our Medicare payment revenue.

Finally, we generally rely on providers, including certain network providers who are not our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program.  Thus, our ability to meet our premium revenue estimates depends largely on the success of third party efforts to collect and properly reflect medical data, including diagnosis codes that must be submitted with claims.  There is no assurance that our providers will be successful in accurately collecting such medical data and diagnosis codes and, to the extent their efforts are not successful, such failure may have a material adverse effect on our premium revenues.

ASES’s risk adjustment payment system and payment structure, and its dependence on scarce or unavailable data, make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

ASES has implemented a risk adjustment payment system for the Vital Program plan to reflect the differences in morbidity of enrolled members and differences in the regional cost of care.  The risk adjusted payment transfers are based on claims and encounter data that is submitted to ASES.  The risk adjustment factors are based on a prospective model, whereby the data for the prior year is used to establish the risk adjustment payments for the current year. For example, the risk scores are assigned to each member for the contract year ending October 31, 2019 using claims data for those members during the year ending October 31, 2018. We have been unable to develop reliable estimates for risk-adjusted premiums because of the lack of available data from prior periods which are the basis for risk scores. We have recognized an estimated risk-adjusted transfer payment for 2019 using the risk adjustment data provided by our actuaries. We were notified in December 2019 of the risk adjustment transfer payment for the period November 1, 2018 to April 30, 2019, but the final transfer payment for the first contract year will not be known until later in 2020 and may result in an unfavorable adjustment. ASES has not provided a timeline for the communication of the risk transfer payments.

Furthermore, the premium rates for the second contract year, which represents the period November 1, 2019 to June 30, 2020, will be adjusted by a morbidity factor which will reflect the change in the overall morbidity of the population from the base period (July 1, 2016 to June 30, 2017) and the contract year. This adjustment may result in unfavorable adjustment to payments from ASES and our Medicaid premium revenue.

ASES has additionally implemented a payment structure for the program that assigns members to one of 37 rate cells based on their age, gender, eligibility category and health conditions. Members assigned to High Cost High Needs (HCHN) rate cells receive premium payments that are much higher than those assigned based only on age and gender. If our enrollees are not assigned to the adequate rate cell, the premium we receive may not be sufficient to cover for their utilization, particularly in the case of HCHN members.

Finally, ASES may recover premiums paid for non-eligible participants.  However, we are dependent on ASES, which is in turn dependent on the local Medicaid office, for eligibility data.  Historically, ASES has not received updated eligibility data from the local Medicaid office in a timely manner.  Therefore, if we are not provided with timely eligibility data and we bill ASES for non-eligible members, ASES could attempt to recoup premiums from us, which could have a significant impact in our consolidated premiums and profitability.

If during the open enrollment season our Medicare Advantage members enroll in another Medicare Advantage plan, they will be automatically disenrolled from our plan, possibly without our immediate knowledge.

Pursuant to the MMA, members enrolled in one insurer’s Medicare Advantage program will be automatically disenrolled from that program if they enroll in another insurer’s Medicare Advantage program.  If our members enroll in another insurer’s Medicare Advantage program, we may not discover that such member has been disenrolled from our program until such time as we fail to receive reimbursement from CMS in respect of such member, which may occur sometime after the disenrollment.  As a result, we may discover that a member has disenrolled from our program after we have already provided services to such individual.  Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.

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

Puerto Rico insurance laws and the regulations promulgated by the Commissioner of Insurance, among other things, impose minimum capital requirements to our insurance subsidiaries, thereby restricting the amount of earnings that can be distributed by our insurance subsidiaries to us.  Although our insurance subsidiaries are currently in compliance with these requirements, there can be no assurance that we will continue to comply in the future.  Failure to maintain required levels of capital or to otherwise comply with the reporting requirements of the Commissioner of Insurance could subject our insurance subsidiaries to corrective actions, including involuntary rehabilitation or liquidation processes, or require us to provide financial assistance, either through subordinated loans or capital infusions, to ensure they maintain their minimum statutory capital requirements.

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

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot, which is mainly used by the Managed Care segment.  In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico, which is mainly used by the Property and Casualty segment.  We also own land and a multi-segment customer service center in the municipalities of Mayagüez and Ponce, Puerto Rico.  Through a health clinic we own land and a two-story medical facility in the municipality of Bayamón, Puerto Rico.  These properties are subject to liens under our credit facilities. In connection with our entrance to the Costa Rican market, we acquired a two-story building located in the city of San José, Costa Rica, which is used by the Life segment.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

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

Market Information

Our Class B common stock is listed on the NYSE under the trading symbol “GTS”.  The following table presents high and low sales prices of our Class B common stock for each quarter of the years ended December 31:

	High	Low
2019
First quarter	$26.46	$15.93
Second quarter	26.51	19.42
Third quarter	27.64	13.10
Fourth quarter	20.25	12.66
2018
First quarter	$28.66	$22.75
Second quarter	44.01	25.65
Third quarter	40.44	18.65
Fourth quarter	22.16	15.45

On February 20, 2020 the closing price of our Class B common stock on the NYSE was $17.64.

We used to have Class A common stock that had no established public trading market.  During July 2019, our Board of Directors authorized and approved the conversion (“Conversion”) of our remaining issued and outstanding Class A shares into Class B common shares.  Effective August 7, 2019, all Class A holders of record received one Class B share for each Class A share held.  Upon the Conversion, all remaining outstanding Class A shares were automatically cancelled and extinguished, and we now maintain a single class of common shares.

Holders

As of February 20, 2020, there were 23,519,074 shares of Class B common Stock outstanding.  The number of holders of our shares was approximately 3,800.

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

During the year ended December 31, 2019, we issued 48,602 Class A shares of our common stock to the heirs of a former shareholder, as a result of a litigation settlement.  The issuance of these Class A shares entitled all Class B shareholders due to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (record date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time.  On August 6, 2019, the Company paid the Class B share dividend which amounted to $24.7 million.  Cash of $11 thousand was paid to shareholders in lieu of fractional shares.

Other than as described above, we did not declare any cash dividends during the two most recent fiscal years and do not expect to pay any cash dividends in the near future.  We currently intend to retain future earnings, if any, to finance operations and expand our business.  The ultimate decision to pay any dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual limitations and other considerations our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

See Note 21, Share-Based Compensation, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the price performance of our Class B common stock for the period from January 1, 2015 through December 31, 2019, with the price performance over such period of (i) the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s 500 Managed Health Care Index (the “S&P MHC Index”).  The comparison assumes an investment of $100 on January 1, 2015 in each of our Class B common stock, the S&P 500 Index, and the S&P MHC Index.  The performance graph is not necessarily indicative of future performance.

The comparisons shown in the graph are based on historical data and the Company cautions that the stock price in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our Class B common stock.  Information used in the preparation of the graph was obtained from Bloomberg; a source we believe to be reliable, however, the Company is not responsible for any errors or omissions in such information.

Ticker	Name	1/2/2015	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019
GTS US Equity	TRIPLE-S MANAGEMENT CORP	100.00	124.47	107.76	129.36	90.53	101.17
SPX Index	S&P 500 INDEX	100.00	111.57	122.21	145.94	136.84	176.35
S5MANH Index	S&P MHC Index	100.00	160.83	189.83	270.36	296.44	351.57

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1, 2019 to October 31, 2019	-	$-	-	$9.8
November 1, 2019 to November 30, 2019	273,422	18.64	267,900	20.0
December 1, 2019 to December 31, 2019	259,981	19.21	259,981	15.0

(1) Represents shares repurchased and retired as the result of non-cash tax witholdings upon vesting of shares of participants under the Company’s equity compensation plans.  In November 2019, 5,522 shares were repurchased and retired as the result of non-cash tax witholdings upon vesting of shares.

(2)  In August 2017 the Company's Board of Directors authorized a $30.0 million Share Repurchase Program of its Class B common stock.  In October 2019 the Company’s Board of Directors authorized an expansion to this repurchase program, effective November 2019, increasing its remaining balance up to a total of $25.0 million.

Item 6.	Selected Financial Data

Statement of Earnings Data

(Dollar amounts in millions, except per share data)

Years ended December 31,	2019	2018	2017	2016	2015
Premiums earned, net	$3,252.9	$2,938.6	$2,826.9	$2,890.6	$2,783.2
Administrative service fees	9.9	14.7	16.5	17.9	44.7
Net investment income	62.0	61.9	51.6	48.9	45.2
Other operating revenues	8.6	5.8	3.7	3.5	3.7
Total operating revenues	3,333.4	3,021.0	2,898.7	2,960.9	2,876.8
Net realized investments gains	5.8	0.3	10.8	17.4	18.9
Net unrealized investment gains (losses) on equity investments	32.2	(36.5)	-	-	-
Other income, net	4.2	11.3	6.6	6.5	7.0
Total revenues	3,375.6	2,996.1	2,916.1	2,984.8	2,902.7
Benefits and expenses:
Claims incurred	2,666.3	2,527.6	2,353.1	2,472.2	2,318.7
Operating expenses	569.4	554.7	477.2	493.9	518.7
Total operating costs	3,235.7	3,082.3	2,830.3	2,966.1	2,837.4
Interest expense	7.6	6.9	6.8	7.6	8.2
Total benefits and expenses	3,243.3	3,089.2	2,837.1	2,973.7	2,845.6
Income (loss) before taxes	132.3	(93.1)	79.0	11.1	57.1
Income tax expense (benefit)	39.4	(29.8)	24.5	(6.3)	5.1
Net income (loss)	92.9	(63.3)	54.5	17.4	52.0
Net loss attributable to non-controlling interest	-	-	-	-	(0.1)
Net income (loss) attributable to TSM	$92.9	$(63.3)	$54.5	$17.4	$52.1
Basic net income (loss) per share (1):	$3.98	$(2.76)	$2.27	$0.71	$2.03

Diluted net income (loss) per share:	$3.97	$(2.76)	$2.26	$0.71	$2.02

Balance Sheet Data

	2019	2018	2017	2016	2015

Years ended December 31,
Cash and cash equivalents	$ 109.8	$ 117.5	$ 198.9	$ 103.4	$ 197.8

Total assets	$ 2,818.8	$ 2,766.5	$ 3,116.8	$ 2,219.0	$ 2,206.1

Long-term borrowings	$ 25.7	$ 28.9	$ 32.1	$ 35.1	$ 36.8

Total stockholders' equity	$ 943.9	$ 821.9	$ 913.4	$ 863.2	$ 847.5

Additional Managed Care Data (2)

	2019	2018	2017	2016	2015

Years ended December 31,
Medical loss ratio	84.6%	84.5%	85.6%	88.6%	86.2%

Operating expense ratio	14.5%	16.0%	13.6%	14.0%	15.1%

Medical membership (period end)	923,923	876,268	977,939	1,017,372	1,094,444

(1)
Further details of the calculation of basic and diluted earnings per share are set forth in Notes 2 and 22 of the audited consolidated financial statements for the years ended December 31, 2019, 2018, and 2017.

(2)	Does not reflect inter-segment eliminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2019 and 2018, and consolidated results of operations for 2019, 2018, and 2017.  References to the terms "we", "our" or "us" used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:

I. Overview	56
Consolidated Highlights	57
Overview details	57
II. Membership	60
III. Results of Operations	61
Consolidated Operating Results	61
Managed Care Segment Operating Results	64
Life Segment Operating Results	67
Property and Casualty Segment Operating Results	68
IV. Liquidity and Capital Resources	70
V. Critical Accounting Estimates	76
VI. Recently Issued Accounting Standards	84

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

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2019 we serve approximately 924,000 members across all regions of Puerto Rico.  For the years ended December 31, 2019 and 2018 respectively, our Managed Care segment represented approximately 92% of our total consolidated premiums earned, net.  We also participate in the life and property and casualty insurance markets in Puerto Rico.

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

Consolidated Highlights

Key developments in our business during 2019 are described below:

●
Net income for the year was $92.9 million, an increase from a net loss of $63.3 million for the prior year. The increase in net income primarily reflects the 2018 $128.7 million unfavorable prior period reserve development recognized in the Property and Casualty segment related to Hurricane Maria and the impact of the net unrealized gains on equity investments.

●	Consolidated premiums earned, net increased 10.7% year over year, to $3.3 billion, primarily reflecting an increase in membership and higher average premium rates within the Managed Care segment.

●
Consolidated claims incurred for the year were $2.7 billion, up 5.5% over last year, mostly reflecting higher claims in the Managed Care segment by $254.2 million mostly driven higher enrollment, partially offset by the aforementioned $128.7 million unfavorable reserve development related to Hurricane Maria recognized by the Property and Casualty segment in 2018.  The consolidated loss ratio decreased 400 basis points, to 82.0%.  The Managed Care segment’s Medical Loss Ratio (“MLR”) was to 84.6%, up 10 basis points year over year.

●	Consolidated operating expenses for the year were $569.4 million and the operating expense ratio was 17.5%, 130 basis points lower than last year.

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

	Years ended December 31,
(Dollar amounts in millions)	2019	2018	2017

Premiums earned, net:
Managed care	$2,987.5	$2,689.1	$2,590.0
Life insurance	182.2	168.6	161.8
Property and casualty insurance	87.7	83.5	77.2
Intersegment premiums earned	(4.5)	(2.6)	(2.1)
Consolidated premiums earned, net	$3,252.9	$2,938.6	$2,826.9

Administrative service fees:
Managed care	$ 14.3	$ 19.1	$ 21.6
Intersegment administrative service fees	(4.4)	(4.4)	(5.1)
Consolidated administrative service fees	$ 9.9	$ 14.7	$ 16.5

Operating income (loss):
Managed care	$ 61.9	$ 26.5	$ 55.0
Life insurance	21.9	19.9	19.4
Property and casualty insurance	14.5	(110.1)	(6.0)
Intersegment and other	(1.0)	2.0	-
Consolidated operating income (loss)	$ 97.7	$ (61.3)	$ 68.4

Revenue

General.    Our revenue consists primarily of (i) premium revenue generated from our Managed Care segment, (ii) administrative service fees received for Managed Care services provided to self-insured employers, (iii) premiums we generate from our Life and Property and Casualty segments, and (iv) investment income.

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

Other operating revenues.    Other operating revenues primarily consist of revenues generated by the health clinics reporting unit.

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

The following table sets forth selected membership data as of the dates set forth below:

		As of December 31,
	2019	2018	2017

Commercial (1)	440,669	449,047	475,026
Medicare	127,789	108,605	118,451
Medicaid	355,465	318,616	384,462
Total	923,923	876,268	977,939

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, federal government employees and local government employees.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2019, 2018, and 2017.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2019	2018	2017

Years ended December 31,
Revenues:
Premiums earned, net	$ 3,252.9	$ 2,938.6	$ 2,826.9
Administrative service fees	9.9	14.7	16.5
Net investment income	62.0	61.9	51.6
Other operating revenues	8.6	5.8	3.7
Total operating revenues	3,333.4	3,021.0	2,898.7
Net realized investment gains	5.8	0.3	10.8
Net unrealized investment gains (losses) on equity investments	32.2	(36.5)	-
Other income, net	4.2	11.3	6.6
Total revenues	3,375.6	2,996.1	2,916.1
Benefits and expenses:
Claims incurred	2,666.3	2,527.6	2,353.1
Operating expenses	569.4	554.7	477.2
Total operating costs	3,235.7	3,082.3	2,830.3
Interest expense	7.6	6.9	6.8
Total benefits and expenses	3,243.3	3,089.2	2,837.1
Income (loss) before taxes	132.3	(93.1)	79.0
Income tax expense (benefit)	39.4	(29.8)	24.5
Net income (loss) attributable to TSM	$ 92.9	$ (63.3)	$ 54.5

Year ended December 31, 2019 compared with the year ended December 31, 2018

Premiums Earned, net

Premiums earned, net increased by $314.3 million, or 10.7%, to $3.3 billion.  This increase primarily reflects higher premiums in the Managed Care segment by $298.4 million.  The growth in managed care premiums reflects higher average premium rates across all lines of business and an increase in Medicare and Commercial fully-insured membership.  The increase was partially offset by lower Medicaid membership.

Net unrealized investment gains (losses) on equity investments

The $32.2 million in consolidated net unrealized investment gains on equity investments reflects the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $138.7 million, or 5.5%, to $2.7 billion, mostly driven by an increase in the claims incurred in the Managed Care segment of $254.2 million, partially offset by lower claims incurred in the Property and Casualty segment of $128.7 million.  The increase in managed care claims primarily reflects higher Medicare and Commercial fully-insured enrollment, offset in part by the decrease in Medicaid membership.  The decrease in claims incurred in the Property and Casualty segment was due to prior year losses related to hurricane Maria.  The consolidated loss ratio decreased by 400 basis points to 82.0%.

Operating Expenses

Consolidated operating expenses increased by $14.7 million, or 2.7%, to $569.4 million.  The higher operating expenses are mostly the result of higher personnel costs, provision for bad debts, and commission expense; partially offset by the waiver of the 2019 HIP Fee.  The consolidated expense ratio decreased 130 basis points to 17.5%.

Income taxes

Consolidated income tax expense for the year ended December 31, 2019 was $39.4 million, compared to a benefit of $29.8 million during the last year.  The year over year change in income taxes primarily reflects higher taxable income in all segments and the loss before taxes in 2018 in the Property and Casualty segment.

Year ended December 31, 2018 compared with the year ended December 31, 2017

Premiums earned, net

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

Operating Expenses

Consolidated operating expenses increased by $77.5 million, or 16.2%, to $554.7 million.  The higher operating expenses are mostly the result of the reinstatement of the HIP Fee in 2018 and higher professional services and personnel costs related to the ongoing managed care initiatives.  The consolidated expense ratio increased 200 basis points to 18.8%.

Income taxes

Consolidated income tax benefit for the year ended December 31, 2018 was $29.8 million, compared to an expense of $24.5 million during 2017, primarily due to a change in the effective tax rate of certain deferred tax liabilities in the Company’s Property and Casualty segment in order to reflect the expected tax rate at which they will reverse, and a change in the enacted tax rate, from 39% to 37.5% following the Puerto Rico income tax reform enacted in December 2018.  These changes increased the deferred tax expense by approximately $9.5 million.  The consolidated income tax expense also reflects the tax impact of net unrealized losses on equity investments and the lower operating income of the Managed Care segment.

Managed Care Segment Operating Results

We offer our products in the Managed Care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare Advantage and Medicaid.  For the year ended December 31, 2019, the Commercial, Medicare and Medicaid sectors represented 24.6%, 43.3% and 23.9% of our consolidated premiums earned, net, respectively.

(Dollar amounts in millions)	2019	2018	2017

Operating revenues:
Medical premiums earned, net:
Commercial	$ 801.2	$ 782.8	$ 803.3
Medicare	1,408.0	1,130.3	1,035.3
Medicaid	778.3	776.0	751.4
Medical premiums earned, net	2,987.5	2,689.1	2,590.0
Administrative service fees	14.3	19.1	21.6
Net investment income	23.5	23.8	16.6
Total operating revenues	3,025.3	2,732.0	2,628.2
Medical operating costs:
Medical claims incurred	2,526.7	2,272.5	2,218.3
Medical operating expenses	436.7	433.0	354.9
Total medical operating costs	2,963.4	2,705.5	2,573.2
Medical operating income	$ 61.9	$ 26.5	$ 55.0
Additional data:
Member months enrollment:
Commercial:
Fully-insured	3,844,106	3,775,441	3,981,347
Self-funded	1,426,353	1,732,219	1,967,668
Total Commercial member months	5,270,459	5,507,660	5,949,015
Medicare member months	1,540,476	1,337,061	1,457,363
Medicaid member months	4,257,181	4,555,702	4,631,316
Total member months	11,068,116	11,400,423	12,037,694
Medical loss ratio	84.6%	84.5%	85.6%
Operating expense ratio	14.5%	16.0%	13.6%

Year ended December 31, 2019 compared with the year ended December 31, 2018

Medical Premiums Earned, net

Medical premiums earned increased by $298.4 million, or 11.1%, to $3.0 billion.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased by $277.7 million, or 24.6%, to $1,408.0 million, primarily reflecting an increase in enrollment of approximately 203,000 member months and higher average premium rates, mainly reflecting higher membership risk score in 2019 and an increase in reimbursement rates.

●
Medical premiums generated by the Commercial business increased by $18.4 million, or 2.4%, to $801.2 million.  This fluctuation primarily reflects higher fully-insured member months during the year by approximately 69,000 member months and higher average premium rates, offset in part by $12.1 million related to the suspension of the HIP fee pass-through in 2019.

●
Medical premiums generated by the Medicaid business increased by $2.3 million, or 0.3%, to $778.3 million.  This increase primarily reflects higher premiums rates, offset by a decrease of $14.5 million related to the suspension of the HIP fee pass-through in 2019 and lower enrollment by approximately 299,000 member months.  The decrease in membership follows the lower membership assigned to us by ASES when implementing the current Medicaid contract, which was effective November 1, 2018.

Medical Claims Incurred

Medical claims incurred increased by $254.2 million, or 11.2%, to $2.5 billion.  The MLR of the segment increased 10 basis points during the 2019 period, to 84.6%.  This fluctuation is primarily attributed to the net effect of the following:

●
The medical claims incurred of the Medicare business increased by $183.1 million, or 19.5%, during the 2019 period mostly driven by higher enrollment.  The MLR at 79.8% was 340 basis points lower than the same period last year, driven by favorable prior period reserve developments in 2019 and the impact of cost containment initiatives.  These decreases were partially offset by improved benefits in the 2019 product offerings.

●
The medical claims incurred of the Medicaid business increased by $55.5 million, or 8.1%, during the 2019 period. The MLR at 95.4% was 690 basis points higher than the same period last year.  The increased MLR reflects the higher required target MLR of the current Medicaid contract, the impact of the elimination of the HIP fee pass-through in 2019, and a timing difference in the recognition of member acuity in premiums.  The current Medicaid contract requires a minimum MLR of 92%, including allocation of healthcare quality improvements expenses.

●
The medical claims incurred of the Commercial business increased by $15.6 million, or 2.4%, during the 2019 period and its MLR, remained steady at 82.4% despite impact of the elimination of the HIP fee pass-through in 2019.  The HIP Fee pass-through lowered the 2018 MLR by approximately 130 basis points.

Medical Operating Expenses

Medical operating expenses increased by $3.7 million, or 0.9%, to $436.7 million.  The higher operating expenses are mainly due to an increase in personnel costs, provision for bad debts, and commission expense, partially offset by the waiver of the 2019 HIP fee.  The operating expense ratio decreased 150 basis points, to 14.5%, in 2019.

Year ended December 31, 2018 compared with the year ended December 31, 2017

Medical Premiums Earned, net

Medical premiums earned increased by $99.1 million, or 3.8%, to $2.7 billion.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased by $95.0 million, or 9.2%, to $1,130.3 million, primarily reflecting an increase in the 2018 Medicare reimbursement rates fee-for-service benchmark for the first time since 2012, an increase in rates as the result of attaining a four-star rating in the Company’s 2018 HMO product, and higher average membership risk score.  These increases were partially offset by lower enrollment by approximately 120,000 member months.

●
Medical premiums generated by the Medicaid business increased by $24.6 million, or 3.3%, to $776.0 million.  This increase primarily reflects higher premiums rates effective July 1, 2017 and $14.5 million related to the reinstatement of the HIP fee pass-through.  These increases were offset in part by a lower enrollment by approximately 76,000 in member months and the impact of the profit sharing accrual, which lowered 2018 premiums by $4.3 million.  The decrease in membership reflects the lower membership assigned by ASES when implementing the current Medicaid contract, which was effective November 1, 2018.  At the effective date of the current agreement TSS was assigned by ASES approximately 280,000 subscribers.  After this date, subscribers had approximately three months to select their insurance carrier, during which time TSS was able to compete for membership across Puerto Rico.  As of December 31, 2018, our Medicaid membership was approximately 319,000 members.

●
Medical premiums generated by the Commercial business decreased by $20.5 million, or 2.6%, to $782.8 million.  This fluctuation primarily reflects lower fully-insured enrollment during the year of approximately 206,000 member months; offset in part by $12.1 million related to the reinstatement of the HIP fee pass-through in 2018 and higher average premium rates.

Medical Claims Incurred

Medical claims incurred increased by $54.2 million, or 2.4%, to $2.3 billion.  The MLR of the segment decreased 110 basis points during the 2018 period, to 84.5%.  These fluctuations are primarily attributed to the net effect of the following:

●
The medical claims incurred of the Medicare business increased by $33.1 million, or 3.6%, during the 2018 period and its MLR decreased by 450 basis points, to 83.2%.  The lower MLR reflects the higher premium rates in the 2018 period as well as cost containment initiatives implemented during the year; partially offset by the impact of the hurricane related decrease in utilization in 2017.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $25.1 million, or 240 basis points of last year’s MLR.

●
The medical claims incurred of the Commercial business increased by $22.3 million, or 3.6%, during the 2018 period and its MLR, at 82.4%, was 490 basis points higher than the same period last year primarily reflecting the decrease in utilization in the 2017 period caused by Hurricanes Irma and Maria and claim trends higher than premium trends.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $27.8 million, or 340 basis points of last year’s MLR.

●
The medical claims incurred of the Medicaid business decreased by $1.1 million, or 0.2%, during the 2018 period and its MLR decreased by 300 basis points, to 88.5%, mostly reflecting the impact of higher premium rates in 2018 and cost containment initiatives; partially offset by the impact of hurricane related decrease in utilization in 2017.  The hurricane related decrease in utilization was estimated to lower 2017 claims by approximately $2.2 million, or 30 basis points of last year’s MLR.

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

Life Segment Operating Results

(Dollar amounts in millions)	2019	2018	2017

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums earned	$188.4	$175.3	$166.4
Assumed earned premiums	2.1	2.1	4.2
Ceded premiums earned	(8.3)	(8.8)	(8.8)
Premiums earned, net	182.2	168.6	161.8
Net investment income	27.3	25.6	24.8
Total operating revenues	209.5	194.2	186.6
Operating costs:
Policy benefits and claims incurred	105.9	99.0	87.3
Underwriting and other expenses	81.7	75.3	79.9
Total operating costs	187.6	174.3	167.2
Operating income	$21.9	$19.9	$19.4

Additional data:
Loss ratio	58.1%	58.7%	54.0%
Expense ratio	44.8%	44.7%	49.4%

Year ended December 31, 2019 compared with the year ended December 31, 2018

Operating Revenues

Premiums earned, net increased by $13.6 million, or 8.1% to $182.2 million, mainly as the result of higher sales and improved policy retention in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $6.9 million, or 7.0%, to $105.9 million, mostly resulting from higher volume of sales and actuarial reserves following improved portfolio persistency during the year.  The segment’s loss ratio decreased 60 basis points, to 58.1%.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $6.4 million, or 8.5%, to $81.7 million mostly resulting from higher commission expense reflecting the segment’s higher volume of business and improved portfolio persistency.  As a result, the segment’s operating expense ratio increased 10 basis points, to 44.8%.

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

Property and Casualty Segment Operating Results

(Dollar amounts in millions)	2019	2018	2017

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$ 150.5	$ 139.8	$ 143.8
Premiums ceded	(52.3)	(60.4)	(62.3)
Change in unearned premiums	(10.5)	4.1	(4.3)
Premiums earned, net	87.7	83.5	77.2
Net investment income	9.8	10.8	9.5
Total operating revenues	97.5	94.3	86.7
Operating costs:
Claims incurred	39.6	159.9	50.8
Underwriting and other operating expenses	43.4	44.5	41.9
Total operating costs	83.0	204.4	92.7
Operating income (loss)	$ 14.5	$ (110.1)	$ (6.0)

Additional data:
Loss ratio	45.2%	191.5%	65.8%
Expense ratio	49.5%	53.3%	54.3%

Year ended December 31, 2019 compared with the year ended December 31, 2018

Operating Revenues

Total premiums written increased by $10.7 million, or 7.7%, to $150.5 million, driven by higher volume of Commercial and Personal Package, Commercial Auto, and Commercial Liability products.  This increase in volume was offset by lower sales of Commercial Property products, mostly resulting from the selective and disciplined underwriting of Commercial risks.

The premiums ceded to reinsurers decreased by $8.1 million, or 13.4%, mostly reflecting a decrease   in cessions in the Commercial quota share agreement from 35% in 2017 to 25% since April 2019, as well as the impact of the related incoming portfolio transfer. These decreases were offset in part by higher non-proportional reinsurance costs, mostly in property catastrophe reinsurance.

The $14.6 million decrease in the change in unearned premiums reflects the segments higher premiums written in 2019.

Claims Incurred

Claims incurred decreased by $120.3 million, or 75.2%, to $39.6 million driven by a $128.7 million unfavorable prior period reserve development in claims in prior year related to Hurricane Maria.  As a result, the segment’s loss ratio decreased to 45.2%.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $1.1 million, or 2.5%, to $43.4 million mostly due to lower net commission expense.  The segment’s operating expense ratio decreased by 380 basis points, to 49.5%.

Year ended December 31, 2018 compared with the year ended December 31, 2017

Operating Revenues

Total premiums written decreased by $4.0 million, or 2.8%, to $139.8 million, driven by lower sales of Commercial Package products, mostly the result of selective and disciplined underwriting of Commercial risks.

The premiums ceded to reinsurers decreased by $1.9 million, or 3.0%.  Prior year premiums ceded include approximately $9.2 million of catastrophe reinsurance reinstatement costs. The 2018 includes an increase in cessions in the Commercial quota share agreement from 30% in 2017 to 35% effective April 2018, as well as higher reinsurance costs for facultative and non-proportional property reinsurance.

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

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(Dollar amounts in millions)	2019	2018	2017
Sources (uses) of cash:
Cash (used in) provided by operating activities	$(17.5)	$7.5	$288.9
Net purchases of investment securities	(4.7)	(12.6)	(154.6)
Net capital expenditures	(20.2)	(19.8)	(21.4)
Capital contribution to equity method investees	(11.4)	-	-
Proceeds from long-term borrowings	-	-	24.3
Payments of long-term borrowings	(3.2)	(3.2)	(27.1)
Proceeds from policyholder deposits	28.9	18.5	13.6
Surrenders of policyholder deposits	(19.9)	(26.7)	(22.1)
Repurchase and retirement of common stock	(10.0)	(22.4)	(20.2)
Net change in short-term borrowings	54.0	-	-
Other	(3.7)	(22.7)	14.1
Net (decrease) increase in cash and cash equivalents	$(7.7)	$(81.4)	$95.5

Year ended December 31, 2019 compared to year ended December 31, 2018

Cash flows from operating activities decreased by $25.0 million during the year ended December 31, 2019 mostly due to higher claims paid by $296.6 million partially offset by an increase in premium collections of $223.6 million; both fluctuations reflecting the increased volume in 2019.  In addition, cash paid to suppliers and employees decreased by $45.5 million when compared to the prior year.

Decrease in net purchases of investments in securities are part of our asset/liability management strategy.

Increase in capital contribution reflects capital contributions in exchange for fifty percent participation in equity method investees.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock (2017 Repurchase Program).  In February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program.  In October 2019 the Company’s Board of Directors authorized an additional expansion to this program increasing its remaining balance up to a total of $25.0 million, effective November 2019.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year 2019, the Company repurchased and retired 527,881 shares of our Class B Common Stock shares at an average per share price of $18.92, for an aggregate cost of $10.0 million.

The net change in short-term borrowings represents the outstanding balance of short-term facilities available to address timing differences between cash receipts and disbursements.

Decrease in other uses of cash reflects the change in outstanding checks in excess of bank balances.

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

Financing and Financing Capacity

Long-Term Borrowings

TSM has $35.5 million credit agreement with a commercial bank in Puerto Rico.  The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million.  Term Loan A matures in October 2023 while Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and, (iii) 325 basis points over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of December 31, 2019, we are in compliance with these covenants.

As detailed above the three term loans under our credit agreement with a commercial bank in Puerto Rico bear interest rates in relation to 1-month and 3-month LIBOR, a widely used interest rate benchmark.

In July 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom, which regulates LIBOR, announced that it would phase out this benchmark by the end of 2021. In response, the U.S. Federal Reserve convened the Alternative Reference Rates Committee (“ARRC”), a working group comprised of private market participants, to ensure a transition to a new reference rate.

The ARRC has recommended the use of the Secured Overnight Financing Rate (“SOFR”), which is an index based on the cost of borrowing overnight cash collateralized by U.S. Treasury securities. Currently, there is no definitive information regarding the future use of SOFR as a widely accepted benchmark or any other replacement rate.

If LIBOR rates are no longer available, we are subject to an alternative benchmark rate, as defined in the credit agreement of our long-term bank loan.  At this time we cannot assess the impact, if any, on the interest paid on this loan. Alternatively, the loan could be refinanced by us without prepayment penalties.

We will closely follow any new developments regarding the LIBOR phase out.

For further details, see Note 13, Borrowings, of the Notes to the Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Short-Term Facilities

We have several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the Federal Home Loan Bank of New York (“FHLBNY”), repurchase agreements, and a revolving credit facility.

●
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances.  The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing to the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY.  See Note 3, Investment in Securities, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  As of December 31, 2019, the borrowing capacity is approximately $82.2 million for TSS and $48.9 million for TSV.  The outstanding balance as of December 31, 2019 for TSS and TSV is $25.0 million and $29.0 million, respectively.  The average interest rate of the outstanding balance as of December 31, 2019 is 1.79%.

●
As of December 31, 2019, TSS has $60.0 of available credit under repurchase agreements with broker-dealers, which are short term borrowing facilities using securities as collateral.  There are no outstanding short-term borrowings under these facilities as of December 31, 2019.

●
TSA has a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico.  This line of credit has an interest rate of 30-day LIBOR plus 25 basis points and contains certain financial and non-financial covenants that are customary for this type of facility.  This line of credit matures on April 30, 2020 and has no outstanding balance as of December 31, 2019.

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

●
The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, but excludes an estimate of the future cash outflows related to the following:

o
Alternative investments – The Company has $72.2 million of unfunded capital commitments related to alternative investments.  These commitments were excluded from this disclosure due to the undetermined timing of their cash flows.

o
Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow.  As of December 31, 2019, we had $93.3 million in unearned premiums.

o
Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain.  There are currently no significant policyholder deposits in paying status.  As of December 31, 2019, our policyholder deposits had a carrying amount of $189.1 million.

o
Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $92.6 million of other long-term liabilities are not reflected in the following table, consisting of $34.5 million of liability for pension benefits, $10.3 million in deferred tax liabilities, and $47.8 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2020	2021	2022	2023	2024	Thereafter

Borrowings (1)	$ 83.3	$ 58.1	$ 4.0	$ 4.0	$ 3.9	$ 13.3	$ -
Operating leases	15.6	4.7	3.8	3.2	2.2	1.7	-
Purchase obligations (2)	592.4	308.7	68.3	62.1	55.1	52.1	46.1
Claim liabilities (3)	563.3	448.8	75.4	16.1	8.0	4.3	10.7
Estimated obligation for future policy benefits (4)	706.2	138.3	123.9	117.8	111.4	105.7	109.1
	$ 1,960.8	$ 958.6	$ 275.4	$ 203.0	$ 180.6	$ 177.1	$ 165.9

(1)
As of December 31, 2019, our long-term borrowings consist of a credit agreement with a commercial bank in Puerto Rico.  Short-term borrowings represents the outstanding balance of short-term facilities available to address timing differences between cash receipts and disbursements.  See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings

(2)
Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction.  Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above.  Estimated pension plan contributions amounting to $2.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)
Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses.  This amount does not include an estimate of claims to be incurred subsequent to December 31, 2019.  The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future.  Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $325.0 million of reserves had been ceded at December 31, 2019.

(4)
Our Life segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy.  We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns.  The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type.  All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2019 and are gross of any reinsurance recoverable.  The $706.2 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $386.0 million included in our audited consolidated financial statements principally due to the time value of money.  Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of Puerto Rico.  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM.  As of December 31, 2019, our insurance subsidiaries were in compliance with such minimum capital requirements.  Please refer to “Item 1.   Business – Capital and Reserve Requirements”.

These regulations are not directly applicable to TSM, as a holding company, since it is not an insurance company.

The $35.5 million credit agreement limits the amount of dividends or other distributions (including share repurchases) payable by the Corporation to $50.0 million per year.

We do not expect that any of the previously described dividend restrictions will have a significant effect on our ability to meet our cash obligations.

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS, TSA, and TSB to comply with certain specified levels of Risk Based Capital (”RBC”).  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2019, TSM and TSS estimated RBC ratio was above the 375% minimum BCBSA RBC requirement to avoid monitoring.  At December 31, 2019, TSA estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

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

Guarantee Associations and Other Regulatory Commitments

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  In 2019, two local property and casualty insurance companies entered into a liquidation process, accordingly, the property and casualty guarantee fund initiated the process to settle unpaid claims and return unearned premiums of the insolvent insurers.  In December 2019, the guarantee fund determined and imposed an assessment to cover claims and return premiums, payable in two installments during 2020 based on premiums written in 2018.  TSP’s share in this assement was $912 thousand.  Annual assessments are limited to 2% of direct premiums written, as defined.  TSP has also accrued $716 thousand to cover its estimate of assements based in premiums written in 2019 and loss data made available by the guaranty fund.  In accordance with insurance laws and regulations, assessments are recoverable through policy surcharges.  During 2018 and 2017, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our Property and Casualty subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the Property and Casualty segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2019, 2018, and 2017, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.  In December 2018, SIMED declared a distribution to its members; the Company’s share of this distribution was $2.9 million, which is presented with other income in the accompanying consolidated statement of earnings.

In addition, our Property and Casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the “Association”).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2019 and 2018, the Association distributed to the Company an amount based on the good experience of the business amounting to $0.2 million and $0.2 million, respectively.  In June 2017, the Association declared a special dividend of $70.0 million as authorized by a recent amendment to the Act creating the Association.  The distribution was subject to a unique and special tax rate of 50%.  The dividend was paid net of its related tax in December 2018.  The share of the Property and Casualty segment in this distribution was $2.4 million.

The Property and Casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $10 thousand, $9 thousand and $1 thousand in 2019, 2018 and 2017, respectively.

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2019 were as follows:

(Dollar amounts in millions)

Managed care	$340.2
Property and casualty insurance	322.0
Life insurance	47.1
Consolidated	$709.3

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

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2019, claim liabilities for the Managed Care segment amounted to $340.2 million and represented 48.0% of our total consolidated claim liabilities and 18.1% of our total consolidated liabilities.

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

As described above, completion factors and claims trend factors can have a significant impact on the determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2019 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

-1.2%	$20.1	1.5%	$20.4
-0.8%	13.3	1.0%	13.6
-0.4%	6.6	0.5%	6.8
0.4%	(6.6)	-0.5%	(6.8)
0.8%	(13.1)	-1.0%	(13.6)
1.2%	(19.6)	-1.5%	(20.4)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.
(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

The segments’ reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards.  Management believes that the methodology for determining the best estimate for claim liabilities at each reporting date has been consistently applied.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled.  Liabilities at any year-end are continually reviewed and re-estimated as information regarding actual claims payments or run-out becomes known.  This information is compared to the originally established year-end liability.  Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated.  The reverse is true of reserve shortfalls.  Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider.  Accordingly, the majority, or approximately 93%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 7% related to claims incurred prior to the previous calendar year-end.  Management has not noted any significant emerging trends in claim frequency and severity and the normal fluctuations in enrollment and utilization trends from year to year.

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

(Dollar amounts in millions)	2018	2017	2016

Years ended December 31,
Total incurred claims:
As reported (1)	$ 2,308.5	$ 2,231.1	$ 2,356.6
On a retrospective basis	2,279.2	2,195.1	2,343.8
Variance	$ 29.3	$ 36.0	$ 12.8
Variance to total incurred claims as reported	1.3%	1.6%	0.5%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2019 estimate of medical claims payable will be known during 2020.

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

●	We have available short-term borrowing facilities to address differences between cash receipts and disbursements.

For additional information on our credit facilities, see section “Financing and Financing Capacity” of this Item.

Life Segment

At December 31, 2019, claim liabilities for the life segment amounted to $47.1 million and represented 6.6% of total consolidated claim liabilities and 2.5% of our total consolidated liabilities.

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

Property and Casualty Segment

At December 31, 2019, claim liabilities for the Property and Casualty segment amounted to $322.0 million and represented 45.4% of the total consolidated claim liabilities and 17.2% of our total consolidated liabilities.  Claims liabilities related to losses caused by Hurricanes Irma and Maria amount to approximately $241.7 million.

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

Claim reserve reviews are generally conducted on a quarterly basis, in light of continually updated information.  Our actuary certifies reserves for both current and prior accident years using current claims data.  These reviews incorporate a variety of actuarial methods, judgments, and analysis.  For each line of business, a variety of actuarial methods are used, with the final selections of ultimate losses that are appropriate for each line of business selected based on the current circumstances affecting that line of business.  These selections incorporate input from management, particularly from the claims, underwriting and operations divisions, about reported loss cost trends and other factors, including the severity and frequency of such claims, that could affect the reserve estimates.

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

At December 31, 2019, the claim liabilities of the Property and Casualty segment fall within the actuarial reserve range determined by the actuaries.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.1 million.

Liability for Future Policy Benefits

Our Life segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  We compute the amounts for actuarial liabilities in conformity with GAAP.

Liabilities for future policy benefits for whole life and term insurance products and active life reserves for accident and health products are computed by the net level premium method, using interest assumptions  of 4.40% in 2019 and ranging from 3.90% to 5.75% in 2018 and 2017, and withdrawal, mortality, morbidity and maintenance expense assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable).  Accident and health unpaid claim reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience.  Deferred annuity reserves are carried at the account value.

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

During the years ended December 31, 2019 and 2018, we were not required to recognize an other-than-temporary impairment.  During the year ended December 31, 2017 we recognized an other-than-temporary impairment on equity securities amounting to $49 thousand.  The impairment analysis indicated that, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuers, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018 is included in Note 3, Investment in Securities, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables considering, among other things, the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the Island.  The allowance for doubtful receivables amounted to $56.5 million and $42.0 million as of December 31, 2019 and 2018, respectively.  As of December 31, 2019 and 2018, the Company had premiums and other receivables of $49.2 million and $54.3 million, respectively, from the Government of Puerto Rico, including its agencies, municipalities, and public corporations.  The related allowance for doubtful receivables as of December 31, 2019 and 2018 was $22.1 million and $21.0 million, respectively.  The amount of the allowance is based on the aging of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2019 were $28.6 million and $1.9 million, respectively.  At December 31, 2018 the consolidated goodwill and other intangible assets were $25.4 million and $2.6 million, respectively.  The goodwill and other intangible assets balance for both years were primarily related to the acquisition of TSA in 2011.  As of December 31, 2019 and 2018, the goodwill related to TSA was $25.0 million.  As of December 31, 2019 and 2018 other intangible assets related to the TSA acquisition were $1.9 million and $2.6 million, respectively.

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

Our goodwill impairment test uses the income and market approach to estimate a reporting unit’s fair value.  Use of the income and market approach for our goodwill impairment test reflects our view that valuation methodology provides a reasonable estimate of fair value.  The income approach is developed using assumptions about future premiums, expected claims, MLR, operating expenses and net income derived from our internal planning process and historical trends.  These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital.  It assumes the effective implementation of measures to contain the utilization and cost trends.  Events or changes in circumstances, including a decrease in membership, an increase in MLR and/or operating expenses, could result in goodwill impairment. The market approach is developed based upon the valuation multiples of various financial or operational measures calculated using the market value of minority interest in publicly traded guideline companies. These multiples are then applied to the relevant financial or operational metrics of the interest and used to develop an estimate of value.

We completed our annual impairment tests of existing goodwill during the fourth quarter of 2019 and 2018.  Limited interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.  The result of the impairment test performed in 2019 and 2018 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 35% and 62%, respectively.

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

Risk Measurement

Our investment securities are a source of market risk.  As of December 31, 2019, approximately 76% of our investment portfolio consisted of fixed maturity securities.  The remaining balance is comprised of equity securities and alternative investments.  Our fixed maturity securities classified as available-for-sale and alternative investments are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Fixed maturity securities classified as held-to-maturity are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  Equity securities are recorded at fair value and changes in fair value are included in earnings.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values, a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200, and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, if cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2019 and 2018.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)

Change in Interest Rates	Expected Fair Value	Amount of Decrease	% Change

December 31, 2019:
Base Scenario	$1,244.9
+100 bp	1,187.4	(57.5)	(4.6)%
+200 bp	1,130.8	(114.1)	(9.2)%
+300 bp	1,077.0	(167.9)	(13.5)%
December 31, 2018:
Base Scenario	$1,202.0
+100 bp	1,148.2	(96.7)	(7.8)%
+200 bp	1,097.9	(147.0)	(11.8)%
+300 bp	1,049.4	(195.5)	(15.7)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse, and a 300 basis point shift is less likely given historical precedents.  Although we classify 99.9% of our fixed maturity securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

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

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2019 and 2018, the hypothetical loss in the fair value of these investments would have been approximately $28.8 million and $27.9 million, respectively.

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

Assuming an immediate decrease of 10% in the market value of our alternative investments as of December 31, 2019 and 2018, the hypothetical loss in the fair value of these investments would have been approximately $10.1 million and $7.4 million, respectively.

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

Financial Statements

For our audited consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years ended December 31, 2019, 2018, and 2017 see Index to consolidated financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2019
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$768,002	$859,493	$815,021	$810,364	$3,252,880
Administrative service fees	2,632	2,456	2,607	2,251	9,946
Net investment income	15,376	15,062	15,176	16,393	62,007
Other operating revenues	1,577	1,591	3,167	2,218	8,553
Total operating revenues	787,587	878,602	835,971	831,226	3,333,386
Net realized investment gains	1,315	2,364	1,087	1,077	5,843
Net realized investment gains on equity investments	19,669	3,323	1,267	7,892	32,151
Other income, net	1,169	1,705	485	847	4,206
Total revenues	809,740	885,994	838,810	841,042	3,375,586
Benefits and expenses
Claims incurred	623,190	706,304	680,010	656,752	2,666,256
Operating expenses	132,663	134,084	136,882	165,777	569,406
Total operating costs	755,853	840,388	816,892	822,529	3,235,662
Interest expense	1,788	1,831	2,062	1,991	7,672
Total benefits and expenses	757,641	842,219	818,954	824,520	3,243,334
Income before taxes	52,099	43,775	19,856	16,522	132,252
Income tax expense	17,316	12,849	5,910	3,300	39,375
Net income	34,783	30,926	13,946	13,222	92,877
Less: Net loss attributable to non-controlling interest	3	5	2	7	17
Net income attributable to TSM	$34,786	$30,931	$13,948	$13,229	$92,894
Basic net income per share	$1.53	$1.35	$0.59	$0.55	$3.98
Diluted net income per share	$1.52	$1.35	$0.58	$0.55	$3.97

	2018
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$752,034	$741,770	$742,445	$702,342	$2,938,591
Administrative service fees	3,348	4,066	3,802	3,485	14,701
Net investment income	13,755	15,707	16,168	16,279	61,909
Other operating revenues	1,071	1,588	1,575	1,560	5,794
Total operating revenues	770,208	763,131	763,990	723,666	3,020,995
Net realized investment gains (losses)	2,942	(921)	(956)	(767)	298
Net unrealized investment (losses) gains on equity investments	(16,199)	(776)	5,632	(25,203)	(36,546)
Other income, net	1,163	494	1,943	7,712	11,312
Total revenues	758,114	761,928	770,609	705,408	2,996,059
Benefits and expenses
Claims incurred	618,989	692,138	648,580	567,906	2,527,613
Operating expenses	133,134	134,612	141,026	145,943	554,715
Total operating costs	752,123	826,750	789,606	713,849	3,082,328
Interest expense	1,690	1,825	2,000	1,388	6,903
Total benefits and expenses	753,813	828,575	791,606	715,237	3,089,231
Income (loss) before taxes	4,301	(66,647)	(20,997)	(9,829)	(93,172)
Income tax expense (benefit)	387	(27,901)	(3,430)	1,078	(29,866)
Net income (loss)	3,914	(38,746)	(17,567)	(10,907)	(63,306)
Less: Net income (loss) attributable to non-controlling interest	-	1	-	(5)	(4)
Net income (loss) attributable to TSM	$3,914	$(38,747)	$(17,567)	$(10,902)	$(63,302)
Basic net income (loss) per share	$0.17	$(1.68)	$(0.77)	$(0.48)	$(2.76)
Diluted net income (loss) per share	$0.17	$(1.68)	$(0.77)	$(0.48)	$(2.76)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triple-S Management Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Triple-S Management Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.

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
February 27, 2020

Stamp No. E399791
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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2019, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board has established a code of business conduct and ethics that applies to our employees, agents, independent contractors, consultants, officers and directors, as well as a supplemental code of ethics applicable to all financial personnel in supervisory roles of the Corporation and its affiliates (the “Code of Ethics for Financial Managers and Supervisors”).

The Code of Ethics for Financial Managers and Supervisors was amended on February 24, 2020.  The changes to the Code of Ethics for Financial Managers and Supervisors include clarifying the reporting requirements pursuant to such code, emphasizing that the Code of Ethics for Financial Managers and Supervisors does not limit the ability of employees to report matters to governmental authorities, and further developing the requirements for interaction with auditors.  The amendments did not materially change the responsibilities and obligations that applied previously, and the amendments did not relate to or result in any waiver, explicit or implicit, of any provision of the previous Code of Ethics for Financial Managers and Supervisors.  The description of the Code of Ethics for Financial Managers and Supervisors contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics for Financial Managers and Supervisors, filed as Exhibit 14 to this Annual Report on Form 10-K.

The complete text of the Code of Business Conduct and Ethics and Code of Ethics for Financial Managers and Supervisors is available at the Corporation’s website at www.triplesmanagement.com.

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Part IV

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2019 and 2018

F-3	Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017

F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

F-7	Notes to Consolidated Financial Statements – December 31, 2019, 2018 and 2017

Financial Statements Schedules	Description

S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts

S-5	Schedule VI – Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations

Schedule I – Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements.

Item 16.	Form 10-K Summary

None

The exhibits listed on the Exhibits Index starting on page 94 of this report are filed herewith or are incorporated herein by reference.

Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 001-33865).

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

10.1
Amendment to the Contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc. to administer the provision of physical & behavioral health services under the Government Health Plan Program (incorporated herein by reference to Exhibit 10.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-33865).

10.2
Amendment to Extend Contract for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as of June 30, 2018, by and between the Administracion de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc. (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33865)).

10.3*
Amendment to the Contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc. to administer the provision of physical and behavioral health services under the Government Health Plan (incorporated herein by reference to Exhibit 10.3 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-33865)).

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

10.21
Agreement between the Administracion de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc. for the Provision of Physical & Behavioral Health Services under the Government Health Plan Program dated as of September 21, 2018, (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-33865)).

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

14*	Code of Ethics for Financial Managers and Supervisors.

21*	List of Subsidiaries of TSM

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 99.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

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

Triple-S Management Corporation
Registrant

By:	/s/ Roberto García-Rodríguez	Date:	February 28, 2020
Roberto García-Rodríguez
President and Chief Executive Officer

By:	/s/ Juan J. Román-Jiménez	Date:	February 28, 2020
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	February 28, 2020
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Cari M. Domínguez	Date:	February 28, 2020
Cari M. Domínguez
Director and Vice-Chairman of the Board

By:	/s/ David H. Chafey, Jr.	Date:	February 28, 2020
David H. Chafey, Jr.
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	February 28, 2020
Jorge L. Fuentes-Benejam
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	February 28, 2020
Manuel Figueroa-Collazo
Director

By:	/s/ Joseph A. Frick	Date:	February 28, 2020
Joseph A. Frick
Director

By:	/s/ Roberto Santa María-Ros	Date:	February 28, 2020
Roberto Santa María-Ros
Director

By:	/s/ Gail B. Marcus	Date:	February 28, 2020
Gail B. Marcus
Director

Triple-S Management Corporation and Subsidiaries
Consolidated Financial Statements
December 31, 2019, 2018, and 2017

2

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triple-S Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Medicare Advantage Reporting Unit — Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of the reporting unit using the income approach and the market approach. The determination of fair value using the income approach requires management to make significant estimates and assumptions related to future premiums, medical loss ratio, operating expenses and net income and discount rate based on industry’s weighted average cost of capital. The market approach is developed by selecting revenues and EBITDA multiples.

2

Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Medicare Advantage reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of the income approach related to the selection of the discount rate and forecasts of future premiums, medical loss ratio, operating expenses and net income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the reasonableness of management’s estimates and assumptions of the income approach related to the discount rate and forecast of future premiums, medical loss ratio, operating expenses and net income (“forecasts”) for the Medicare Advantage reporting unit included the following among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the forecasts and the selection of the discount rates.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in press releases, analyst and industry reports of the Company and companies in its peer group.

•	We considered the impact of changes in the regulatory environment on management’s forecasts.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, including testing the mathematical accuracy of the calculation and (2) discount rate and company specific risks by:

o	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation

o	Developing a range of independent discount rate estimates and comparing to those selected by management.

Claims Liabilities — Managed Care Segment — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company determines its managed care liabilities for unpaid claims using an actuarial process that entails using both historical claim payment patterns as well as medical cost trends to project a best estimate of incurred but not yet paid claims. Because the methodology is based upon historical information, actuarial adjustments are made for known or suspected operational and environmental changes to estimate emerging impacts of benefit costs and payment speed including an estimated provision for adverse deviation for known environmental factors that are reasonably likely to affect the required level of reserves. The most significant assumptions used in the development of managed care claim liabilities included current payment experience, trend factors and completion factors.

We identified the managed care claim liabilities as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required a high degree of auditor judgment as well as increased effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s judgement in estimating the liability.

3

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of the liability for medical costs incurred but not yet paid included the following, among others:

•	We tested the effectiveness of controls related to managed care claim liabilities, including those over the assumptions used to estimate the medical costs incurred but not yet paid.

•	We evaluated the methods and assumptions used by management to estimate the medical costs incurred but not yet paid by:

o	Testing the underlying data that served as the basis for the actuarial analysis, including historical paid claims, to test that the inputs to the actuarial estimate were reasonable.

o	Comparing management prior-year assumptions of payment experience, trend factors and completion factors to actuals incurred during the current year.

•	With the assistance of our actuarial specialists, we developed an independent estimate of medical costs incurred but not yet paid and compared our estimate to management’s estimate

Claims Liabilities — Property and Casualty Segment — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

Property and casualty claim liabilities represent individual case estimates for reported claims and estimates for unreported losses. These liabilities include amounts for claims related to Hurricane Maria. These reserves require management to make significant assumptions about the frequency and severity of claims. The projected settlement values of these claims are estimated based on the Company’s historical claims experience and are established using actuarial methods followed in the insurance industry.

We identified property and casualty claims liabilities as a critical audit matter because of the significant assumptions of frequency and severity of claims made by management in estimating the liabilities.  This required a high degree of auditor judgment as well as increased effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s judgments in estimating the liabilities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the property and casualty claims liabilities included the following, among others:

•
We tested the effectiveness of controls related to property and casualty claims liabilities, including those over the assumptions about the frequency and severity of claim in projecting the settlement value of reported and unreported claims.

•	We tested the underlying data that served as the basis for the estimate, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

•	With the assistance of our actuarial specialists, we tested the mathematical accuracy of the calculation and evaluated the methods and assumptions used by management to estimate the liabilities.

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
February 27, 2020

Stamp No. E399791
affixed to original.
We have served as the Company’s auditor since 2015.

4

Triple-S Management Corporation
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

Assets	2019	2018
Investments and cash
Fixed maturities available for sale, at fair value (amortized cost of $1,173,043 in 2019 and $1,168,369 in 2018)	$1,242,883	$1,199,402
Fixed maturities held to maturity, at amortized cost (fair value of $2,019 in 2019 and $2,619 in 2018)	1,860	2,492
Equity investments, at fair value (cost of $242,069 in 2019 and $265,858 in 2018)	287,525	279,164
Other invested assets, at net asset value (amortized cost of $97,575 in 2019 and $72,627 in 2018)	100,508	74,015
Policy loans	10,861	9,469
Cash and cash equivalents	109,837	117,544
Total investments and cash	1,753,474	1,682,086
Premium and other receivables, net	567,692	628,444
Deferred policy acquisition costs and value of business acquired	234,885	215,159
Property and equipment, net	88,588	81,923
Deferred tax asset	77,294	79,010
Goodwill	28,599	25,397
Other assets	68,294	48,229
Total assets	$2,818,826	$2,760,248
Liabilities and Stockholders’ Equity
Claim liabilities	$709,258	936,789
Liability for future policy benefits	386,017	361,495
Unearned premiums	93,301	82,990
Policyholder deposits	189,120	174,110
Liability to Federal Employees’ Health Benefits and Federal Employees' Programs	47,781	44,926
Accounts payable and accrued liabilities	325,761	275,228
Deferred tax liability	10,257	3,245
Short-term borrowings	54,000	-
Long-term borrowings	25,694	28,883
Liability for pension benefits	34,465	31,274
Total liabilities	1,875,654	1,938,940

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders' equity Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at December 31, 2018	-	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,799,633 and 21,980,492 shares at December 31, 2019 and 2018, respectively	23,800	21,980
Additional paid-in capital	60,504	34,021
Retained earnings	830,198	761,970
Accumulated other comprehensive income, net	29,363	3,062
Total Triple-S Management Corporation stockholders' equity	943,865	821,984
Non-controlling interest in consolidated subsidiary	(693)	(676)
Total stockholders' equity	943,172	821,308
Total liabilities and stockholders’ equity	$2,818,826	$2,760,248

The accompanying notes are an integral part of these consolidated financial statements.
5

Triple-S Management Corporation
Consolidated Statements of Earnings
(Dollar amounts in thousands, except per share information)

	2019	2018	2017
Revenues:
Premiums, net	$3,252,880	$2,938,591	$2,826,932
Administrative service fees	9,946	14,701	16,514
Net investment income	62,007	61,909	51,615
Other operating revenues	8,553	5,794	3,660
Total operating revenues	3,333,386	3,020,995	2,898,721
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	-	(49)
Net realized gains, excluding other-than-temporary impairment losses on securities	5,843	298	10,880
Total net realized investment gains	5,843	298	10,831

Net unrealized investment gains (losses) on equity investments	32,151	(36,546)	-
Other income, net	4,206	11,312	6,533
Total revenues	3,375,586	2,996,059	2,916,085
Benefits and expenses:
Claims incurred, net of reinsurance	2,666,256	2,527,613	2,353,101
Operating expenses	569,406	554,715	477,213
Total operating costs	3,235,662	3,082,328	2,830,314
Interest expense	7,672	6,903	6,794
Total benefits and expenses	3,243,334	3,089,231	2,837,108
Income (loss) before taxes	132,252	(93,172)	78,977
Income tax expense (benefit)	39,375	(29,866)	24,496
Net income (loss)	92,877	(63,306)	54,481
Less: Net loss attributable to non-controlling interest	17	4	5

Net income (loss) attributable to Triple-S Management Corporation	$92,894	$(63,302)	$54,486

Earnings per share attributable to Triple-S Management Corporation
Basic net income (loss) per share	$3.98	$(2.76)	$2.27
Diluted net income (loss) per share	$3.97	$(2.76)	$2.26

The accompanying notes are an integral part of these consolidated financial statements.
6

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	2019	2018	2017
Net income (loss)	$92,877	$(63,306)	$54,481
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	30,522	(9,048)	13,867
Defined benefit pension plan:
Actuarial (loss) gain, net	(4,221)	738	(5,028)
Prior service credit, net	-	-	20
Total other comprehensive income (loss), net of tax	26,301	(8,310)	8,859
Comprehensive income (loss)	119,178	(71,616)	63,340
Comprehensive loss attributable to non-controlling interest	17	4	5
Comprehensive income (loss) attributable to Triple-S Management Corporation	$119,195	$(71,612)	$63,345

The accompanying notes are an integral part of these consolidated financial statements.
7

Triple-S Management Corporation
Consolidated Statements of Stockholders' Equity
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2016	$951	$23,321	$65,592	$730,904	$42,395	$863,163	$(677)	$862,486
Share-based compensation	-	167	6,909	-	-	7,076	-	7,076
Repurchase and retirement of common stock	-	(861)	(19,359)	-	-	(20,220)	-	(20,220)
Comprehensive income (loss)	-	-	-	54,486	8,859	63,345	(5)	63,340
Balance, December 31, 2017	$951	$22,627	$53,142	$785,390	$51,254	$913,364	$(682)	$912,682
Share-based compensation	-	287	3,070	-	-	3,357	-	3,357
Repurchase and retirement of common stock	-	(934)	(22,191)	-	-	(23,125)	-	(23,125)
Comprehensive income (loss)	-	-	-	(63,302)	(8,310)	(71,612)	6	(71,606)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	39,882	(39,882)	-	-	-
Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	222	11,383	-	-	11,605	-	11,605
Repurchase and retirement of common stock	-	(534)	(9,573)	-	-	(10,107)	-	(10,107)
Issuance of Common Stock	48	-	1,151	-	-	1,199	-	1,199
Stock dividend	-	1,133	23,522	(24,655)	-	-	-	-
Dividend	-	-	-	(11)	-	(11)	-	(11)
Common Stock Class A conversion to Class B	(999)	999	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	92,894	26,301	119,195	(17)	119,178
Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172

The accompanying notes are an integral part of these consolidated financial statements.
8

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2019, 2018, and 2017
(dollar amounts in thousands)

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$92,877	$(63,306)	$54,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,600	13,535	13,198
Net amortization of investments	2,326	3,976	10,114
Additions to the allowance for doubtful receivables	18,899	11,321	1,462
Deferred tax benefit	3,661	(32,078)	(9,916)
Net realized investment gains on sale of securities	(5,843)	(298)	(10,831)
Net unrealized (gains) losses on equity investments	(32,151)	36,546	-
Interest credited to policyholder deposits	5,978	5,722	5,677
Share-based compensation	11,605	3,357	7,076
(Increase) decrease in assets
Premium and other receivables, net	41,853	259,561	(614,424)
Deferred policy acquisition costs and value of business acquired	(21,746)	(12,258)	(6,596)
Deferred taxes	(226)	946	4,946
Other assets	1,385	(1,470)	5,117
Increase (decrease) in liabilities
Claim liabilities	(227,531)	(170,087)	618,933
Liability for future policy benefits	24,522	21,988	18,275
Unearned premiums	10,311	(3,359)	7,039
Liability to FEHBP	2,855	(7,361)	17,917
Accounts payable and accrued liabilities	39,799	(59,276)	166,450
Net cash (used in) provided by operating activities	(16,826)	7,459	288,918

The accompanying notes are an integral part of these consolidated financial statements.
9

Triple-S Management Corporation
Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except per share data)

	2019	2018	2017
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale:
Fixed maturities sold	$424,239	$1,302,810	$463,232
Fixed maturities matured	21,258	24,945	18,893
Securities held to maturity:
Fixed maturities matured	1,708	8,182	2,712
Equity investments sold	169,153	203,841	59,963
Other invested assets sold	4,554	3,714	-
Acquisition of investments
Securities available for sale
Fixed maturities	(449,043)	(1,343,346)	(560,304)
Securities held to maturity
Fixed maturities	(1,078)	(8,356)	(2,197)
Equity investments	(143,972)	(156,486)	(134,834)
Other invested assets	(28,501)	(47,221)	-
Other investments	(2,981)	(705)	(2,064)
Net disbursements for policy loans	(1,392)	(392)	(513)
Net capital expenditures	(20,820)	(19,840)	(21,359)
Capital contribution to equity method investees	(11,418)	-	-
Net cash used in investing activities	(38,293)	(32,854)	(176,471)
Cash flows from financing activities
Change in outstanding checks in excess of bank balances	(2,384)	(22,243)	12,683
Proceeds from short-term borrowings	54,000	-	-
Repayments of long-term borrowings	(3,236)	(3,236)	(2,836)
Repurchase and retirement of common stock	(9,989)	(22,377)	(20,220)
Net proceeds from revolving line of credit	-	-	1,964
Dividends paid	(11)	-	-
Proceeds from policyholder deposits	28,879	18,531	13,557
Surrenders of policyholder deposits	(19,847)	(26,677)	(22,082)
Net cash provided by (used in) financing activities	47,412	(56,002)	(16,934)
Net (decrease) increase in cash and cash equivalents	(7,707)	(81,397)	95,513
Cash and cash equivalents
Beginning of year	117,544	198,941	103,428
End of year	$109,837	$117,544	$198,941

The accompanying notes are an integral part of these consolidated financial statements.
10

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

1.	Nature of Business

Triple-S Management Corporation (the Corporation, the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries: (1) Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA), are managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV) and Triple-S Blue, Inc. (TSB), are engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3) Triple-S Propiedad, Inc. (TSP), is engaged in the underwriting of property and casualty insurance policies.  The Company, TSS, TSA and TSB are members of the Blue Cross and Blue Shield Association (BCBSA). The Company and the above mentioned subsidiaries are subject directly or indirectly to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the General Superintendence of Insurance of Costa Rica, the Office of the Commissioner of Insurance of the government of the U.S. Virgin Islands (USVI), the British Virgin Islands (BVI) Financial Services Commission, and the Anguilla Financial Services Commission.

The Company also owns a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives.  Besides its current operations, this health clinic owns controlling interests in other health clinics throughout the island.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  On September 21, 2018, TSS entered into a contract with the Puerto Rico Health Insurance Administration (ASES by its Spanish acronym), as one of the five managed care organizations (MCOs), that offer health care services to Medicaid and Child Health Insurance subscribers for the government of Puerto Rico’s revised Medicaid health insurance program. The contract is effective from November 1, 2018 to September 30, 2021, which term may be extended an additional year at ASES’s option.  The revised delivery model requires MCOs to serve subscribers in an island-wide basis, rather than through the assignment of specific regions within the Island.  Under the new agreement, TSS is responsible for the provision of medical, mental, pharmacy, and dental healthcare services on an at-risk basis to subscribers who enroll with TSS.  ASES pays TSS a per member per month rate that varies depending on the clinical condition or category of the subscriber.  Prior to the effective date of the new contract, TSS provided medical, mental, pharmacy and dental healthcare services to Medicaid subscribers in the Metro-North and West regions of the government of Puerto Rico’s health insurance program on an at-risk basis.

A substantial majority of the Company’s business activity is within Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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

Cash Equivalents
The Company considers all highly liquid debt instruments with maturities of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are recorded at cost, which approximates fair value.  Cash equivalents of $25,060 and $49,233 at December 31, 2019 and 2018, respectively, consist principally of money market funds and certificates of deposit with original maturities of three months or less.

Investments

Fixed maturities
Investment in debt securities at December 31, 2019 and 2018 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

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
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

Equity investments
Investment in equity securities at December 31, 2019 and 2018 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are mainly based on quoted market prices for those or similar investments at the reporting date.  For a specific equity investment, the fair value is estimated using the net asset value (NAV) of the Company’s ownership interest in the partnership.  Following the implementation on January 1, 2018 of Accounting Standard Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized holding gains and losses, on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific‑identification basis.

Other invested assets
Other invested assets at December 31, 2019 and 2018 consist mainly of alternative investments in partnerships which invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of December 31, 2019 amounted to $72,207.  The remaining average commitments period is approximately three years.

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

Premiums for the Medicaid business are based on a bid contract with ASES and billed in advance of coverage period.  Under the risk-based Medicaid contract that expired on October 31, 2018, there is an excess profit agreement which stipulates that the profit of TSS for a specified period within the contract term shall not exceed two and a half percentage (2.5%) of the fixed amount paid by ASES for each member.  In the event that the profit exceeds this amount, TSS and ASES shall share the excess profit in proportions of fifty percent (50%), subject to the compliance by TSS with certain quality metrics.  ASES retains the right to determine the outcome of the excess profit agreement that is based on audited financial statements of the contracted services submitted annually by TSS and the validation of the incurred-but-not-reported reserve by ASES’s actuary. We report any estimated net amounts due to ASES within accounts payable and accrued liabilities in the consolidated balance sheets. As of December 31, 2019 and 2018, the Company had accrued an estimated profit sharing of $1,948 and $4,294, respectively.

The Medicaid contract that became effective November 1, 2018 includes a minimum medical loss ratio (MLR) provision where the Company has to remit to ASES the excess of the target MLR of 92% over the actual MLR for any given contract year and would be reflected as an adjustment to premium revenue in current operations.  The target established in the contract follows regulation requirements of the Centers for Medicare and Medicaid Services (CMS) for Medicaid managed care contracts codified in 42 CFR part 438.  As of December 31, 2019, and 2018, there was no accrued amount due to ASES related to this provision.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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
December 31, 2019, 2018, and 2017
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

In the life and accident and health segment, deferred policy acquisition costs (DPAC) consist of commissions and certain expenses related to the successful acquisition of the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future benefits and maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract of 4.40% for 2019 and from 3.90% to 5.75% for  2018 and 2017, and, in the case of the value of business acquired, at the time of any acquisition.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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

The value of business acquired (VOBA) assigned to the life insurance in-force at the date of the acquisition is amortized using methods similar to those used to amortize the deferred policy acquisition costs of the life and accident and health segment.

In the property and casualty segment, acquisition costs consist of primarily commissions and other cost incurred during the production of business and are deferred and amortized ratably over the terms of the policies.

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

Asset Category	Estimated Useful Life

Buildings	35 years
Building improvements	5 years
Leasehold improvements	Lesser of lease term or 10 years
Office furniture	7 years
Computer software	3 to 10 years
Computer equipment, equipment, and automobiles	3 to 5 years

Long-Lived Assets, including Goodwill
Long‑lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  During 2019, 2018, and 2017 impairment tests on intangible assets were performed and based on the results of the tests no impairment was recorded.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
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

Future Policy Benefits
The liability for future policy benefits has been computed using the level‑premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience.  Mortality has been calculated on select and ultimate tables in common usage in the industry, modified by the Company’s experience.  Morbidity has been calculated based upon industry tables, modified by the Company’s experience; as well as, withdrawals that have been estimated principally based on industry tables, modified by Company’s experience.  Assumptions are established at the time the policy is issued and are generally not changed during the life of the policy.  The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DPAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  The interest rate assumption is 4.40% for 2019 and ranges from 3.90% to 5.75% for 2018 and 2017.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $2,639, $2,615, and $2,798, during the years ended December 31, 2019, 2018, and 2017, respectively, is included within the interest expense in the accompanying consolidated statements of earnings.

Policyholder account balances for universal life and interest sensitive products are equal to policy account values. The policy account primarily comprises cumulative deposits received and interest credited to the policyholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  Interest rates credited to policyholder account balances during 2019 and 2018 ranged from 2.0% to 4.5% for universal life and interest sensitive products.  The universal life and interest sensitive products represented $91,694 and $83,563 of the policyholder deposits balance on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

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

Premiums ceded and recoveries of losses and loss-adjustment expenses under prospective reinsurance treaties have been reported as a reduction of premiums earned and losses and loss-adjustment expenses incurred, respectively.  Property and casualty commission and expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are presented within premium and other receivables, net in the accompanying consolidated balance sheets.  As of December 31, 2019, there were no outstanding advances received for hurricane related claims.  As of December 31, 2018, accounts payable and accrued liabilities within the accompanying consolidated balance sheets include $2,712 of outstanding advances received for hurricane related claims.

Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance.  In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and where practical the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately.  Initial gains in connection with retroactive reinsurance contracts are deferred and amortized into income over the settlement period while losses are recognized immediately.  When changes in the estimated amount recoverable from the reinsurer or in the timing of receipts related to that amount occur, a cumulative amortization adjustment is recognized in earnings in the period of the change so that the deferred gain reflects the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction.  The Company uses the recovery method to amortize any deferred gain, which is included within the claims incurred in the accompanying consolidated statements of earnings.  The recovery method provides an amortization in proportion to the estimated recoveries made as of each reporting date as a percentage of total estimated recoveries. No deferred gain was amortized into operations during the years ended December 31, 2019 and 2018.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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

Health Insurance Providers Fee
The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year.  The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight-line basis. The fee payment is due on September 30 of each year.  The Company incurred approximately $50,100 of such fee in 2018, which is presented within operating expenses in the accompanying consolidated statements of earnings. The HIP Fee was waived for all health insurance providers during the years ended December 31, 2019 and 2017.  The Taxpayer Certainty and Disaster Tax Relief Act of 2019 and the Further Consolidated Appropriations Act, 2020, signed into law on December 20, 2019, repealed the HIP Fee effective calendar years beginning after December 31, 2020.

Insurance-Related Assessments
The Company records a liability for insurance-related assessments when the following three conditions are met: (1) the assessment has been imposed or the information available prior to the issuance of the consolidated financial statements indicates it is probable that an assessment will be imposed; (2) the event obligating an entity to pay (underlying cause of) an imposed or probable assessment has occurred on or before the date of the consolidated financial statements; and (3) the amount of the assessment can be reasonably estimated.  A related asset is recognized when the paid or accrued assessment is recoverable through either premium taxes or policy surcharges. As of December 31, 2019, the Company had accrued $1,629 within accounts payable and accrued liabilities in the consolidated balance sheets. As of December 31, 2018, there was no accrued balance related to insurance assessments.

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
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

Share‑Based Compensation
Share-based compensation is measured at the fair value of the award and recognized as an expense in the consolidated financial statements over the vesting period.

Earnings per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding non-vested restricted stocks.  Diluted earnings per share is computed in the same manner as basic earnings per share except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  Dilutive common shares are included in the diluted earnings per share calculation using the treasury stock method.

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
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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

Future Adoptions of Accounting Standards
On June 16, 2016, the FASB issued guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  In addition, on April 25, 2019, the FASB issued ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendment in this update represent changes to clarify, correct errors in or improve the codification. Such amendments should make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Within the clarifications was the FASB’s intent to include all reinsurance recoverables within the scope of ASU 2016-13 (Topic 326). For public companies, the improvements related to ASU 2016-13 (Topic 326) and ASU 2016-01 (Topic 825) are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will not have a material impact from the implementation of this guidance in the consolidated financial statements.

On January 26, 2017, the FASB issued guidance to simplify the manner in which an entity is required to evaluate goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this guidance, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, this guidance removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption of this standard, if the carrying amount of any of the reporting units exceed its fair value, the Company would be required to record an impairment charge for the difference up to the amount of the goodwill.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

On August 15, 2018, the FASB issued guidance for Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts which provides meaningful improvements to the existing revenue recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.  The amendments improve the timeliness of recognizing changes in the liability for future policy benefits and modify rate used to discount future cash flows, simplify and improve the accounting for certain market-based options or guarantees associated with deposit contracts, simplify the amortization of deferred acquisition costs, and improves the effectiveness of the required disclosures.  Specifically, this guidance requires an insurance entity to review and update, if needed, the assumptions used to measure cash flows and discount rate at each reporting date, measure all market risk benefits associated with deposit and disclose liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in measurement, including changes thereto and the effect of those changes on measurement.  Additionally, the amendment simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, and requires that those balances be amortized on a constant level basis over the expected term of the related contracts.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2021.  We are currently evaluating the impact the adoption of this guidance may have on the Company’s consolidated financial statements.

On August 27, 2018, the FASB issued guidance for Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement.  This update focuses on improving the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements.  Specifically certain disclosure requirements are removed (the amount of, and reasons for, transfer between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements) while it modifies and adds certain other disclosures (the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements).  The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent period in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The adoption of this guidance will not have a material impact on the presentation and disclosures of the Company’s consolidated financial statements.

On August 28, 2018, the FASB issued guidance for Compensation – Retirement Benefits – Defined Benefit Plans – General which addresses changes to the disclosure requirement for defined benefit plans. The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Specifically certain disclosure requirements are removed (i.e. the amounts of accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, related party disclosures concerning the amount of future annual benefits covered by an insurance and annuity contracts and significant transactions between the employer and related parties and the plan) while certain other disclosures are added (i.e. the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, an explanation for the reasons for significant gains and losses related to changes in the benefit obligation for the period).   For public companies, these amendments, will be applied for fiscal years beginning after December 15, 2020.  The adoption of this guidance should not have a material impact on the presentation and disclosures of the Company’s consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

On August 29, 2018, the FASB issued guidance for Intangibles – Goodwill and Other – Internal-Use Software.  Guidance addresses customer’s accounting for implemented costs incurred in a cloud computing arrangement that is a service contract and aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.  The amendments require a customer in a hosting arrangement that is a service contract to determine which implementation costs to capitalize as an asset related to service contract and which costs to expense.  Additionally, it requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement.  For public companies, these amendments, will be applied on a prospective basis, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The adoption of this guidance will not have a material impact on the results of the Company’s consolidated financial statements.

On December 18, 2019, the FASB issued Accounting Standard Update (ASU) 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. Also, the amendments simplify the accounting for income taxes by requiring the following: (1) that an entity recognize a franchise tax that is partially based on income in accordance with Topic 740 and account for any incremental amount incurred as a non-income-based tax; (2) that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should instead be considered a separate transaction; and (3) that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that included the enactment date. For public companies, these amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance may have on the Company’s consolidated financial statements.

On January 16, 2020, the FASB issued guidance to clarify the interaction between the accounting standards on recognition and measurement of financial instruments in Topic 321: Investments – Equity Securities, the one on equity method investments in Topic 323: Investments – Equity Method and Joint Ventures, and forward contracts and purchased options in Topic 815: Derivatives and Hedging. The amendments clarify that a company upon an increase or decrease in level of ownership or degree of influence should remeasured the interest held in the investee to take into account observable transactions immediately before applying or discontinuing the equity method of accounting under Topic 323. The guidance also clarifies that an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchase option, individually of with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option. For public companies, these amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance may have on the Company’s consolidated financial statements.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the year that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

3.	Investment in Securities

The amortized cost for debt securities and cost for alternative investments, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security as of December 31, were as follows:

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$17,209	$477	$-	$17,686
U.S. Treasury securities and obligations of U.S. government instrumentalities	102,230	4,779	-	107,009
Municipal securities	595,051	34,735	(22)	629,764
Corporate bonds	187,096	21,721	(74)	208,743
Residential mortgage-backed securities	262,783	8,073	(320)	270,536
Collateralized mortgage obligations	8,674	471	-	9,145
Total fixed maturities available for sale	$1,173,043	$70,256	$(416)	$1,242,883

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$21,470	$120	$(1)	$21,589
U.S. Treasury securities and obligations of U.S. government instrumentalities	174,675	2,349	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	8,295	-	-	8,295
Municipal securities	692,205	18,112	(538)	709,779
Corporate bonds	186,085	9,724	(239)	195,570
Residential mortgage-backed securities	75,373	1,298	-	76,671
Collateralized mortgage obligations	10,266	208	-	10,474
Total fixed maturities available for sale	$1,168,369	$31,811	$(778)	$1,199,402

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S.government instrumentalties	$615	$158	$-	$773
Residential mortgage-backed securities	165	1	-	166
Certificates of deposits	1,080	-	-	1,080
Total	$1,860	$159	$-	$2,019

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$617	$125	$-	$742
Residential mortgage-backed securities	190	2	-	192
Certificates of deposits	1,685	-	-	1,685
Total	$2,492	$127	$-	$2,619

	2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$97,575	$3,721	$(788)	$100,508

	2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$72,627	$2,042	$(654)	$74,015
27

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, were as follows:

	2019
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Municipal securities	$10,656	$(22)	3	$-	$-	-	$10,656	$(22)	3
Corporate bonds	5,047	(74)	1	-	-	-	5,047	(74)	1
Residential mortgage-backed securities	79,902	(320)	16	-	-	-	79,902	(320)	16
Total fixed maturities	$95,605	$(416)	20	$-	$-	-	$95,605	$(416)	20
Other invested assets - Alternative investments	$24,437	$(605)	8	$10,580	$(183)	1	$35,017	$(788)	9

	2018
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$1,469	$(1)	1	$-	$-	-	$1,469	$(1)	1
Municipal securities	62,328	(349)	10	17,648	(189)	3	79,976	(538)	13
Corporate bonds	52,539	(239)	18	-	-	-	52,539	(239)	18
Total fixed maturities	$116,336	$(589)	29	$17,648	$(189)	3	$133,984	$(778)	32
Other invested assets - Alternative investments	$7,399	$(351)	3	$10,447	$(303)	2	$17,846	$(654)	5

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
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The Company’s process for identifying and reviewing available for sale and other invested assets for other-than-temporary impairments during any quarter includes the following:

•
Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $100;

•
For any securities with a gross unrealized investment loss we might review and evaluate investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors;

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
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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

Alternative Investments:  As of December 31, 2019, alternative investments with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.

Maturities of investment securities classified as available for sale and held to maturity at December 31, 2019 were as follows:

	Amortized Cost	Estimated Fair Value

Securities available for sale
Due in one year or less	$5,420	$5,539
Due after one year through five years	441,969	459,711
Due after five years through ten years	241,081	257,294
Due after ten years	213,116	240,658
Residential mortgage-backed securities	262,783	270,536
Collateralized mortgage obligations	8,674	9,145
	$1,173,043	$1,242,883
Securities held to maturity
Due in one year or less	$1,080	$1,080
Due after five years through ten years	615	773
Residential mortgage-backed securities	165	166
	$1,860	$2,019

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $6,940 and $7,982 (fair value of $7,274 and $8,217) at December 31, 2019 and 2018, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).

Investments with an amortized cost of $145,981 and a fair value of $152,916 at December 31, 2019 are pledged with the Federal Home Loan Bank of New York (FHLBNY) to secure short-term borrowings.
30

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

4.	Realized and Unrealized Gains

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, is as follows:

	2019	2018	2017

Realized gains (losses)
Fixed maturity securities:
Securities available for sale
Gross gains	$3,844	$3,730	$1,460
Gross losses	(387)	(18,627)	(2,176)
Total fixed maturity securities	3,457	(14,897)	(716)
Equity investments:
Gross gains	3,056	16,045	12,154
Gross losses	(1,669)	(2,290)	(558)
Gross losses from other-than-temporary impairments	-	-	(49)
Total equity investments	1,387	13,755	11,547
Other invested assets:
Gross gains	1,055	1,492	-
Gross losses	(56)	(52)	-
Total other invested assets	999	1,440	-
Net realized gains on securities	$5,843	$298	$10,831

	2019	2018	2017

Changes in unrealized gains (losses)
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	$38,807	$(14,104)	$(2,203)
Other invested assets	1,545	1,073	-
Equity securities	-	-	20,514

Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$32	$(29)	$(20)

The change in deferred tax asset (liability) on unrealized gains (losses) recognized in accumulated other comprehensive income during the years 2019, 2018, and 2017 was $(8,206), $2,292, and $(3,846), respectively.

As of December 31, 2019 and 2018 no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

5.	Net Investment Income

Interest and/or dividend income for the years ended December 31 were are as follows:

	2019	2018	2017

Fixed maturities	$42,005	$43,873	$38,414
Equity securities	12,453	12,261	10,728
Other invested assets	3,436	1,679	-
Policy loans	761	754	709
Cash equivalents and interest-bearing deposits	1,602	1,407	798
Other	1,750	1,935	966
Total	$62,007	$61,909	$51,615

6.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2019	2018

Premium	$188,861	$94,613
Self-funded group receivables	28,672	31,184
FEHBP	13,894	14,030
Agent balances	30,784	30,224
Accrued interest	11,307	12,426
Reinsurance recoverable	239,767	399,202
Other	110,952	88,807
	624,237	670,486
Less allowance for doubtful receivables:
Premium	36,622	32,487
Other	19,923	9,555
	56,545	42,042
Premium and other receivables, net	$567,692	$628,444

As of December 31, 2019 and 2018, the Company had premiums and other receivables of $49,176 and $54,329, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations. The related allowance for doubtful receivables as of December 31, 2019 and 2018 were $22,091 and $20,984, respectively.

Reinsurance recoverable as of December 31, 2019 and 2018 includes $189,621 and $350,353 related to expected catastrophe losses covered by the Property and Casualty segment’s reinsurance program, reflecting the anticipated gross losses related to Hurricanes Irma and Maria, which made landfall in Puerto Rico during the month of September 2017.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

7.	Deferred Policy Acquisition Costs and Value of Business Acquired

The change in deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2016	$168,625	$26,162	$194,787

Additions	48,701	-	48,701
VOBA interest at an average rate of 5.17%	-	1,253	1,253
Amortization	(39,605)	(4,348)	(43,953)
Net change	9,096	(3,095)	6,001
Balance, December 31, 2017	177,721	23,067	200,788

Additions	51,144	-	51,144
VOBA interest at an average rate of 5.11%	-	1,120	1,120
Amortization	(35,005)	(2,888)	(37,893)
Net change	16,139	(1,768)	14,371
Balance, December 31, 2018	193,860	21,299	215,159

Additions	59,399	-	59,399
VOBA interest at an average rate of 4.53%	-	1,031	1,031
Amortization	(37,496)	(3,208)	(40,704)
Net change	21,903	(2,177)	19,726
Balance, December 31, 2019	$215,763	$19,122	$234,885

A portion of the amortization of the DPAC and VOBA is recorded as an amortization expense and included within the operating expenses in the accompanying consolidated statements of earnings.  The remaining portion of the DPAC and VOBA amortization includes the unrealized investment gains and losses that would have been amortized if such gains and losses had been realized, which for the years ended December 31, 2019 and 2018 amounted to $(2,028) and $2,113, respectively, and is included within the unrealized gains on securities component of other comprehensive income.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2020	$2,766
2021	1,996
2022	1,773
2023	1,575
2024	1,407

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

8.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2019	2018

Land	$10,976	$10,976
Buildings and leasehold improvements	92,752	68,424
Office furniture and equipment	27,878	39,421
Computer equipment and software	133,922	137,183
Automobiles	761	795
	266,289	256,799
Less accumulated depreciation and amortization	177,701	174,876
Property and equipment, net	$88,588	$81,923

The Company recognized depreciation expense on property and equipment of $13,880, $12,583, and $11,930 for the years ended December 31, 2019, 2018, and 2017, respectively.

9.	Goodwill

Certain business combination transactions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired, and is assigned to reporting units.  Goodwill recorded as of December 31, 2019 and 2018 was $28,599 and $25,397, respectively, which mostly all is attributable to the Medicare Advantage reporting unit within the Managed Care segment.

In an effort to expand the health clinics reporting unit, the Company purchased on April 1, 2019 various health clinics across different municipalities in Puerto Rico, resulting in a recognition of goodwill of $3,202 in 2019. The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as new information becomes available.

As required by accounting guidance, annual goodwill impairment tests were performed and based on the results of the tests no impairment charge was required during the years ended December 31, 2019, 2018, and 2017.  If the Company does not achieve its earnings objectives or the cost of capital raises significantly, the assumptions and estimates underlying these impairment tests could be adversely affected and result in future impairment charges that would negatively impact its operating results.  Cumulative goodwill impairment charges were $2,369 as of December 31, 2019 and 2018, all related to the health clinics reporting unit.
34

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2019 and 2018.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2019	2018
Balance as of January 1,	$3,805	$-
Unrealized gain in other accumulated comprehensive income	154	-
Purchases	1,250	3,805
Balance as of December 31,	$5,209	$3,805

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, for assets measured at fair value on a recurring basis:

	2019
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$17,686	$-	$17,686
U.S. Treasury securities and obligations of U.S. government instrumentalities	107,009	-	-	107,009
Municipal securities	-	629,764	-	629,764
Corporate bonds	-	208,743	-	208,743
Residential agency mortgage-backed securities	-	270,536	-	270,536
Collaterized mortgage obligations	-	9,145	-	9,145
Total fixed maturities	$107,009	$1,135,874	$-	$1,242,883

Equity investments	$177,136	$105,180	$5,209	$287,525

	2018
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$21,589	$-	$21,589
U.S. Treasury securities and obligations of U.S. government instrumentalities	177,024	-	-	177,024
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	8,295	-	8,295
Municipal securities	-	709,779	-	709,779
Corporate bonds	-	195,570	-	195,570
Residential agency mortgage-backed securities	-	76,671	-	76,671
Collaterized mortgage obligations	-	10,474	-	10,474
Total fixed maturities	$177,024	$1,022,378	$-	$1,199,402

Equity investments	$147,348	$128,011	$3,805	$279,164

The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which use previously evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The fair value of an equity security included in level 3 was based using the NAV of the Company’s ownership interest in the partnership.

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, accounting guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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

The following methods, assumptions and inputs were used to estimate the fair value of each class of these Level 2 financial instruments:

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

11.	Claim Liabilities and Claim Adjustment Expenses

A reconciliation of the beginning and ending balances of claim liabilities in 2019, 2018 and 2017 is as follows:

	2019
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$394,226	$542,563	$936,789
Reinsurance recoverable on claim liabilities	-	(315,543)	(315,543)
Net claim liabilities at beginning of year	394,226	227,020	621,246
Claims incurred
Current period insured events	2,556,027	110,513	2,666,540
Prior period insured events	(29,344)	(5,191)	(34,535)
Total	2,526,683	105,322	2,632,005
Payments of losses and loss-adjustment expenses
Current period insured events	2,293,251	61,966	2,355,217
Prior period insured events	286,381	39,412	325,793
Total	2,579,632	101,378	2,681,010
Net claim liabilities at end of year	341,277	230,964	572,241
Reinsurance recoverable on claim liabilities	-	137,017	137,017
Claim liabilities at end of year	$341,277	$367,981	$709,258

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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
December 31, 2019, 2018, and 2017
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

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for 2019 and 2017 are primarily due to better than expected utilization trends in the Managed Care segment. The unfavorable developments in the claims incurred and loss-adjustment expenses for prior period insured events in 2018 is driven by an adverse development of approximately $128,678 in the Property and Casualty segment losses related to Hurricane Maria, partially offset by better than expected utilization trends in the Managed Care segment. Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $34,251, $30,783, and $25,794 that is included within the consolidated claims incurred during the years ended December 31, 2019, 2018 and 2017, respectively.

The following is information about incurred and paid claims development, net of reinsurance, as of December 31, 2019, as well as cumulative claim frequency.  Additional information presented includes total incurred-but-not-reported liabilities plus expected development on reported claims  which is included within the net incurred claims amounts.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The information about incurred and paid claims development for the year ended December 31, 2015 and previous years are presented as supplementary information and are unaudited where indicated. The average annual percentage payout of incurred claims by age as of December 31, 2019, is presented as required supplementary information.

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

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2019
Incurred Year
				(in thousands)
	(unaudited) 2018	2019	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2018	$2,308,518	$2,292,293	$33,699	17,652
2019		2,556,027	262,776	20,795
	Total	$4,848,320

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Incurred Year	(unaudited) 2018	2019
2018	$1,982,374	$2,258,594
2019		2,293,251
	Total	$4,551,845
All outstanding liabilities before 2018, net of reinsurance		44,802
Liabilities for claims and claim adjustment expenses, net of reinsurance		$341,277

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

Property and Casualty

Claims liability for Property and Casualty represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expense for investigating and setting claims.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
Incurred Year	Incurred amount										Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$54,226	$54,090	$55,266	$56,400	$57,115	$57,386	$57,242	$56,960	$56,981	$57,025	$115	19,712
2011		51,315	50,287	51,105	50,776	51,895	52,099	51,729	51,684	51,771	110	20,779
2012			49,040	49,856	48,900	49,817	48,945	48,186	47,731	47,725	344	21,243
2013				52,343	51,030	49,606	49,168	48,229	47,550	47,104	586	20,904
2014					48,430	45,410	43,707	42,547	41,457	41,147	591	19,106
2015						45,067	40,175	37,271	35,505	34,889	796	18,041
2016							48,127	44,294	41,168	39,488	1,397	20,863
2017								60,694	187,376	189,162	6,264	39,368
2018									40,619	37,603	5,894	16,299
2019										43,589	18,808	9,166
									Total	$589,503

Cumulative Paid claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$27,118	$38,964	$45,409	$49,808	$52,890	$54,027	$54,996	$55,715	$56,253	$56,428
2011		24,534	34,835	41,606	44,996	47,908	49,598	50,457	50,761	51,127
2012			22,677	33,620	40,406	43,663	45,607	46,094	46,441	46,625
2013				21,376	33,249	38,979	42,840	44,252	45,234	45,502
2014					18,752	28,657	33,809	36,875	37,857	38,773
2015						17,063	24,935	28,040	30,729	32,188
2016							20,099	28,996	32,820	34,546
2017								28,414	41,855	48,574
2018									16,555	24,402
2019										16,305

										$394,470
	All outstanding liabilities before 2010, net of reinsurance									1,996
	Liabilities for claims and claims adjustment expenses, net of reinsurance									$197,029

The following table includes the average annual percentage payout of incurred claims by age, net of reinsurance, for the Property and Casualty segment, presented as required supplementary information as of December 31, 2019:

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Average	43.0%	20.7%	10.7%	7.0%	4.1%	2.1%	1.2%	0.7%	0.8%	0.3%

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The reconciliation of the net incurred and paid claims development tables, by segment, to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

As of December 31, 2019

Net outstanding liabilities
Managed Care	$341,277
Property and Casualty	197,029
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	538,306

Reinsurance recoverable on unpaid claims - Property and Casualty	124,990

Insurance lines other than short-duration	47,095
Intersegment elimination	(1,133)
Total gross liability for unpaid claims and claim adjustment expense	$709,258

Claim liabilities as of December 31, 2019 and 2018 include approximately $241,663 and $415,900, respectively, of gross losses related to the impact of Hurricanes Irma and Maria which made landfall in Puerto Rico in September 2017.

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
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.

The Company also has funds available related to the FEHBP amounting to $65,309 and $60,959 as of December 31, 2019 and 2018, respectively, and are included within cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds are used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2019 and 2018 was $76,380 and $62,911, respectively.  The Company received $27, of payments made from the contingency reserve fund of OPM during 2017.  The Company did not receive contingency reserve payments during 2019 and 2018.  During the year ended December 31, 2019 and 2018 the Company returned excess reserves of $6,006 and $23,030 to the contingency reserve fund respectively.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

13.	Borrowings

Long-Term Borrowings

A summary of the borrowings entered by the Company as of December 31 is as follows:

	2019	2018

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.70% at December 31, 2019).	$6,267	$7,907
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 4.84% at December 31, 2019).	17,211	18,218
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 5.34% at December 31, 2019).	2,401	2,989
Total borrowings	25,879	29,114

Less: unamortized debt issuance costs	185	231
	$25,694	$28,883

Aggregate maturities of the Company’s borrowings as of December 31, 2019 are summarized as follows:

Year ending December 31
2020	$3,236
2021	3,236
2022	3,236
2023	2,942
2024	13,229
$25,879

The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.  The Company was in compliance with all these covenants as of December 31, 2019.

This credit agreement is guaranteed by a first mortgage held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.
45

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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

Interest expense on the above borrowings amounted to $1,320, $1,375, and $1,196, for the years ended December 31, 2019, 2018, and 2017, respectively.

Short-Term Borrowings

The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the FHLBNY, repurchase agreements, and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances. The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing to the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of December 31, 2019, the borrowing capacity is approximately $82,200 for TSS and $48,900 for TSV. The outstanding balance as of December 31, 2019 for TSS and TSV is $25,000 and $29,000, respectively.  The average interest rate of the outstanding balance as of December 31, 2019 is 1.79%.

•
As of December 31, 2019, TSS has $60,000 of available credit under repurchase agreements with broker-dealers, which are short term borrowing facilities using securities as collateral. There are no outstanding short-term borrowings under these facilities as of December 31, 2019.

•
TSA has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico.  This line of credit has an interest rate of 30-day LIBOR plus 25 basis points and contains certain financial and non-financial covenants that are customary for this type of facility.  This line of credit matures on April 30, 2020 and has no outstanding balance as of December 31, 2019.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

14.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

		Premiums Earned			Claims Incurred(1)
	2019	2018	2017	2019	2018	2017

Gross	$3,316,802	$3,009,830	$2,893,765	$2,645,599	$2,657,639	$3,010,728
Ceded	(66,320)	(73,591)	(71,295)	(15,924)	(163,898)	(687,520)
Assumed	2,398	2,352	4,462	2,330	3,089	4,099
Net	$3,252,880	$2,938,591	$2,826,932	$2,632,005	$2,496,830	$2,327,307

(1)
 The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $34,251, $30,783, and $25,794 that is included within the consolidated claims incurred during the years ended December 31, 2019, 2018 and 2017, respectively.

TSS, TSA, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2019, 2018, and 2017 TSP placed 21.50%, 16.45%, and 14.88% of its reinsurance business with one reinsurance company.

TSS has excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year and are subject to modifications and negotiations at each renewal date.  Premiums ceded under these contracts amounted to $1,446, $1,524, and $2,168 in 2019, 2018 and 2017, respectively.  Claims ceded amounted to $1,215, $320, and $463, in 2019, 2018 and 2017, respectively.  Principal reinsurance agreements include an organ transplant excess of loss treaty, which covers:

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

TSA has an excess of loss reinsurance treaty whereby it cedes a portion of its premiums to a third party.  This reinsurance contract is for a period of one year and is subject to modifications and negotiations in each renewal date.  Premiums ceded under this contract amounted to $2,850, $2,300, and $1,224 in 2019, 2018, and 2017 respectively. Claims ceded amounted to $3,186 $1,804, and $1,360 in 2019, 2018, and 2017, respectively.  This reinsurance agreement includes an excess of loss reinsurance coverage for certain hospital inpatient, hospital outpatient, ambulance, and physician services as well as pharmaceutical drugs. This agreement covers a maximum of $2,000 per person, per agreement term.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

TSP utilized facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.  Under these treaties, TSP ceded premiums written were $52,355, $60,354, and $62,268, in 2019, 2018, and 2017, respectively. In 2019 and 2018, TSP ceded claims incurred amounting to $(3,368) and $152,704, respectively, related to losses caused by Hurricanes Irma and Maria.

During 2018, as part of the catastrophe program, TSP signed a multiyear reinsurance contract providing for retroactive and prospective reinsurance coverage.  The retroactive coverage resulted in a deferred gain on retroactive reinsurance of $25,000, which is presented within the accounts payable and accruals in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.  The deferred gain on the retroactive reinsurance will be amortized using the recovery method.  The recovery method provides for the amortization in proportion to the estimated recoveries made as of the reporting date as a percentage of total estimated recoveries.

Ceded unearned reinsurance premiums arising from TSP reinsurance transactions amounted to $10,427 and $11,760 as of December 31, 2019 and 2018, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

Most principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal.  Current property and catastrophe reinsurance program was renewed effective April 1, 2019 for the twelve-month period ending March 31, 2020.  Other contracts were renewed as expiring on January 1, 2020.

Principal reinsurance agreements are as follows:

•	Casualty excess of loss treaty provides reinsurance for losses up to $20,000, subject to a retention of $225.

•	Medical malpractice excess of loss treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•	Property reinsurance treaty includes proportional cessions and a per risk excess of loss contract limiting losses to $375 in $30,000 risks.

•
Catastrophe protection is purchased limiting losses to $5,000 per event with losses up to approximately $775,000. After this, the retention of $24,500 from the next $70,000, for a total protection of $815,000 in an $845,000 event.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $8,337, $8,780, and $8,826, in 2019, 2018, and 2017, respectively. Principal reinsurance agreements are as follows:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

On December 10, 2018, the Puerto Rico Government signed into Law by, P C 1544, better known as the Puerto Rico Tax Reform, now Act 257 of 2018. With this Law, additional amendments are incorporated to the Puerto Rico Internal Revenue Code. Approved changes include: (i) a decrease in the maximum corporate tax rate from 39% to 37.5%; (ii) an increase from 80% to a 90% in the amount of net operating loss carryover deduction available to be claimed against current year net income for regular tax purposes; (iii) an increase in the withholding at source for services rendered from 7% to 10% ; (iv) a limitation in the amounts of net operating losses generated by a corporate shareholder allowed to be netted against net income distributed from a flow-through investment, not permitted for taxable years beginning after December 31, 2019; and (v) a revised large taxpayer definition to include flow-through entities and extend the determination of audited financial statement requirements at the group level.  The Puerto Rico Tax Reform also adds requirements for the deductibility of certain expenses as well as disclosure requirements related to any uncertain tax position (UTP) recorded following GAAP.  All of these changes are effective for taxable years beginning January 1, 2019.

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $2,209, $1,147, and $985, in 2019, 2018, and 2017, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.

The components of income tax expense (benefit) consisted of the following:

	2019	2018	2017

Current income tax expense	$35,714	$2,212	$34,412
Deferred income tax expense (benefit)	3,661	(32,078)	(9,916)
Total income tax expense (benefit)	$39,375	$(29,866)	$24,496

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The income tax expense (benefit) differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2019	2018	2017

Income (loss) before taxes	$132,252	$(93,172)	$78,977
Statutory tax rate	37.50%	39.00%	39.00%
Income tax expense (benefit) at statutory rate	49,595	(36,337)	30,801
(Decrease) increase in taxes resulting from:
Exempt income, net	-	(2,330)	(3,853)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(4,823)	(3,445)	(4,871)
Effect of taxing capital gains at a preferential rate	(6,290)	4,819	(2,116)
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	-	9,217	(120)
Other adjustments to deferred tax assets and liabilities	(549)	(43)	836
Effect of extraordinary dividend distribution from the JUA Association - reported net of taxes in other income	(55)	-	(922)
Charges against the catastrophe loss reserve	-	-	1,567
Allowance for doubtful receivables recapture	-	-	2,688
Effect of net operating loss limitations	1,239	-	-
Tax credit benefit	(62)	(306)	(555)
Tax returns to provision true up	36	(798)	363
Subtotal	(10,504)	7,114	(6,983)
Other permanent disallowances, net:
Other	37	(229)	50
Other adjustments	247	(414)	628
Total income tax expense (benefit)	$39,375	$(29,866)	$24,496

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2019 and 2018 of the Company and its subsidiaries is composed of the following:

	2019	2018

Deferred tax assets
Allowance for doubtful receivables	$18,882	$14,092
Liability for pension benefits	15,378	12,846
Postretirement benefits	415	527
Deferred compensation	2,187	2,202
Accumulated depreciation	920	979
Impairment loss on investments	522	765
Contingency reserves	4,063	75
Share-based compensation	8,086	5,587
Alternative minimum income tax credit	3,432	2,627
Purchased tax credits	458	1,229
Net operating loss	51,246	60,731
Reinsurance agreement	9,375	9,375
Accrued liabilities	5,599	4,292
Difference in tax basis of investments portfolio	77	320
Other	1,349	188
Gross deferred tax assets	121,989	115,835
Less: valuation allowance	(6,705)	(9,867)
Deferred tax assets	115,284	105,968

Deferred tax liabilities
Deferred policy acquisition costs	(8,413)	(6,382)
Catastrophe loss reserve	(13,014)	(12,385)
Unrealized gain on securities available for sale	(14,965)	(6,781)
Unrealized gain on equity investments	(9,091)	(2,773)
Unamortized debt issue costs	(69)	(87)
Intangible asset	(669)	(909)
Employee benefits plan	(2,026)	(886)
Gross deferred tax liabilities	(48,247)	(30,203)
Net deferred tax asset	$67,037	$75,765

The net deferred tax asset shown in the table above at December 31, 2019 and 2018 is reflected in the consolidated balance sheets as $77,294 and $79,010, respectively, in deferred tax assets and $10,257 and $3,245, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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

At December 31, 2019, the Company and its subsidiaries have net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $156,026, which are available to offset future taxable income for up to December 2029. The carryforwards generally expire in 2026 through 2029.  Except for the valuation allowance described in the previous paragraph, the Company concluded that as of December 31, 2019, it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize its deferred tax asset. This conclusion is based on the historical results of each entity, adjusted to exclude non-recurring conditions, and the forecast of future profitability.  Management will continue to evaluate, on a quarterly basis, if there are any significant events that will affect the Company’s ability to utilize these deferred tax assets.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2019 and 2018, accordingly:

	2019	2018

Change in benefit obligation
Benefit obligation at beginning of year	$159,477	$185,052
Interest cost	6,992	6,853
Benefit payments	(9,672)	(4,466)
Actuarial loss (gain)	33,758	(18,114)
Settlements	-	(9,848)
Benefit obligation at end of year	$190,555	$159,477
Accumulated benefit obligation at end of year	$190,555	$159,477
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$134,957	$158,879
Actual return on assets	36,273	(11,608)
Employer contributions	2,000	2,000
Settlements	-	(9,848)
Benefit payments	(9,672)	(4,466)
Fair value of plan assets at end of year	$163,558	$134,957
Funded status at end of year	$(26,997)	$(24,520)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The amounts recognized in the consolidated balance sheets as of December 31, 2019 and 2018 consist of the following:

	2019	2018

Pension liability	$26,997	$24,520
Net actuarial loss recognized in accumulated other comprehensive loss, net of a deferred tax of $12,692 and $10,469 in 2019 and 2018, respectively	27,907	23,691

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2019 and 2018.

	2019	2018

Discount rate	3.25%	4.50%
Expected return on plan assets	6.25%	6.50%
Rate of compensation increase	N/A	N/A

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2019, 2018, and 2017 were as follows:

	2019	2018	2017

Components of net periodic benefit cost
Service cost	$-	$-	$223
Interest cost	6,992	6,853	7,186
Expected return on plan assets	(8,835)	(9,020)	(8,740)
Actuarial loss	392	961	369
Settlement loss	-	2,110	-
Net periodic benefit (income) cost	$(1,451)	$904	$(962)

Net periodic benefit (income) cost includes settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is $1,092.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017

Discount rate	4.50%	3.75%	4.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2019, the assumed target asset allocation for the program is: 45% to 55% in equity securities, 36% to 44% in debt securities, and 6% to 14% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35 to 65 percentile range of annual rates of return is 5.5% to 6.9%. The Company selected a rate from within this range of 6.50% for 2019 and 6.50% for 2018, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.15% reduction for other administrative expenses charged to the trust.

Plan Assets
Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see Note 10.

The following table summarizes fair value measurements by level at December 31, 2019 and 2018 for assets measured at fair value on a recurring basis:

	2019
	Level 1	Level 2	Level 3	Total	NAV

Government obligations	$-	$6,782	$-	$6,782	$-
Non-agency backed securities	-	656	-	656	-
Corporate obligations	-	9,353	-	9,353	-
Limited Liability Corporations	-	-	-	-	126,989
Real estate	-	-	-	-	6,720
Registered investments	3,754	382	-	4,136	-
Common/Collective trusts	-	7,527	-	7,527	-
Common stocks	1,885	-	-	1,885	-
Preferred stocks	-	14	-	14	-
Interest-bearing cash	300	-	-	300	-
	$5,939	$24,714	$-	$30,653	$133,709

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

	2018
	Level 1	Level 2	Level 3	Total	NAV

Government obligations	$-	$6,856	$-	$6,856	$-
Non-agency backed securities	-	759	-	759	-
Corporate obligations	-	10,490	-	10,490	-
Limited Liability Corporations	-	-	-	-	97,660
Real estate	-	-	-	-	7,975
Registered investments	2,328	1,610	-	3,938	-
Common/Collective trusts	-	4,231	-	4,231	1,898
Hedge funds	-	-	-	-	-
Common stocks	1,566	-	-	1,566	-
Preferred stocks	6	23	-	29	-
Forward foreign currency contracts	-	42	-	42	-
Interest-bearing cash	700	-	-	700	-
Derivatives	-	44	-	44	-
	$4,600	$24,055	$-	$28,655	$107,533

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

The investment program for the National Retirement Trust is based on the precepts of capital market theory that are generally accepted and followed by institutional investors, who by definition are long‑term oriented investors. This philosophy holds that:

•	Increasing risk is rewarded with compensating returns over time, and therefore, prudent risk taking is justifiable for long-term investors

•	Risk can be controlled through diversification of asset classes and investment approaches, as well as diversification of individual securities

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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

Cash Flows
The Company expects to contribute $2,000 to its pension program in 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2020	$10,531
2021	9,593
2022	9,685
2023	9,732
2024	9,800
2025 – 2029	51,688

Non-contributory Supplemental Pension Plan
In addition, the Company sponsors a non-contributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2019 and 2018, the Company has recorded a pension liability of $7,468 and $6,754, respectively.  The charge to accumulated other comprehensive loss related to the non-contributory pension plan at December 31, 2019 and 2018 amounted to $562 and $35, respectively, net of a deferred tax asset of $359 and $61, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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

This trust may invest its funds in securities authorized by the Insurance Code, but not in investments whose value may be affected by hazards covered by the catastrophic insurance losses. The interest earned on these investments and any realized gains (losses) on investment transactions are part of the trust fund and are recorded as income (expense) of the Company. An amount equal to the investment return is recorded as an addition to the trust fund.

During the year ended December 31, 2018, TSP received the approval of the Commissioner of Insurance and withdrew $10,000 from the catastrophe fund following the payment for catastrophe losses related to the impact of Hurricane Maria in September 2017.

The interest earning assets in this fund, which amounted to $41,047 and $38,978 as of December 31, 2019 and 2018, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2019 and 2018 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

TSP retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2019 and 2018 amounted to $39,425 and $37,749, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

18.	Stockholders’ Equity

a.	Common Stock

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

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2019 and 2018, there are no issued and outstanding preferred shares.

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

The accumulated earnings of TSS, TSA, TSV, TSB and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2019, the dividends permitted to be distributed in 2020 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $68,000.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The issuance of 48,602 Class A shares entitled all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time. On August 6, 2019, the Company paid the Class B share dividend which amounted to $24,655; cash of $11 was paid in lieu of fractional shares so that shareholders receive a whole number of shares of common stock.

19.	Stock Repurchase Programs

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status.

In August 2017 the Company’s Board of Directors authorized a $30,000 repurchase program (2017 $30,000 program) of its Class B common stock.  In February 2018 the Company’s Board of Directors authorized a $25,000 expansion of this program.  In October 2019 the Company’s Board of Directors authorized an expansion to this repurchase program increasing its remaining balance up to a total of $25,000, effective November 2019.

The stock repurchase activity under active stock repurchase programs for the years ended December 31 is summarized as follows:

	2019			2018			2017
	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2017 $30,000 program	527,881	$18.92	$9,989	903,888	$24.76	$22,390	861,415	$23.38	$20,220

20.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

	Unrealized Gains on Securities	Liability for Pension Benefits	Accumulated Other Comprehensive Income

Beginning balance at December 31, 2018	$27,308	$(24,246)	$3,062
Net current period change	34,224	(4,468)	29,756
Reclassification adjustments for gains and losses reclassified in income	(3,702)	247	(3,455)
Ending balance at December 31, 2019	$57,830	$(28,467)	$29,363

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2019, 2018 and 2017 are as follows:

	2019
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$42,780	$(8,556)	$34,224
Less reclassification adjustment for gains and losses realized in income	(4,456)	754	(3,702)
Net change in unrealized gain	38,324	(7,802)	30,522
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	396	(149)	247
Net change arising from assumptions and plan changes and experience	(7,149)	2,681	(4,468)
Net change in liability for pension benefits	(6,753)	2,532	(4,221)
Net current period change	$31,571	$(5,270)	$26,301

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

21.          Share-Based Compensation

In December 2007, the Company adopted the 2007 Incentive Plan (the 2007 plan), which permits the Board to grant stock options, restricted stock awards and performance awards to eligible officers, directors and employees. The 2007 plan authorized the granting of up to 4,700,000 of Class B common shares of authorized but unissued stock. The 2007 plan was terminated in April 2017, when the 2017 Incentive Plan (the 2017 plan) was adopted.  The 2017 plan permits the Board to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards, to our officers and employees.  In addition, the 2017 plan authorizes the grant of equity-based compensation incentives to our directors and to any independent contractor and consultants.  The 2017 plan authorizes the granting of up to 1,700,000 of Class B common shares plus the number of shares that were subject to any outstanding awards under the 2007 plan that are forfeited, cancelled, expire, terminate or otherwise lapse, in whole or in part, without the delivery of the shares. At December 31, 2019, there were 782,738 shares available for the Company to grant under the 2017 Plan.

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

There was no stock option activity during the years ended December 31, 2019, 2018 and 2017. No options were granted during the three years ended December 31, 2019, 2018 and 2017.  No cash was received from stock options exercises during the years ended December 31, 2019, 2018 and 2017. During the years ended December 31, 2019 and 2018, 6,124 and 29,779 shares were repurchased and retired as the result of non-cash tax withholding upon vesting of shares. No shares were repurchased and retired as a result of non-cash exercise of stock options or non-cash tax withholding upon vesting of shares during year ended December 31, 2017.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

A summary of the status of the Company’s non-vested restricted and performance shares as of December 31, 2019, and changes during the year ended December 31, 2019, are presented below:

	Restricted Awards		Performance Awards
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Exercise Price

Outstanding balance at January 1, 2019	205,873	$24.67	559,838	$21.86
Granted	221,342	24.53	282,293	24.82
Lapsed	(113,230)	25.83	(447,038)	18.21
Forfeited (due to termination)	(5,598)	23.90	(18,146)	23.34
Quantity adjusted (due to performance payout more than 100%), net of forfeited	-	-	138,741	18.21
Outstanding balance at December 31, 2019	308,387	$24.16	515,688	$25.60

The weighted average grant date fair value of restricted shares granted during the year 2019, 2018 and 2017 were $24.53, $28.49, and $17.78, respectively. Total fair value of restricted stock vested during the year ended December 31, 2019, 2018 and 2017 was $2,861, $2,390 and $1,948, respectively.

At December 31, 2019, there was $10,811 of total unrecognized compensation cost related to non-vested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.99 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

22.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31:

	2019	2018	2017

Numerator for earnings per share
Net income (loss) attributable to TSM available to stockholders	$92,894	$(63,302)	$54,486
Denominator for basic earnings per share – Weighted average of common shares	23,318,742	22,975,385	23,996,503
Effect of dilutive securities	66,551	-	71,083
Denominator for diluted earnings per share	23,385,293	22,975,385	24,067,586
Basic net income (loss) per share attributable to TSM	$3.98	$(2.76)	$2.27
Diluted net income (loss) per share attributable to TSM	$3.97	$(2.76)	$2.26

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
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

23.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases.  As of December 31, 2019, the right-of-use asset and lease liabilities balance was $10,438 and $10,586, respectively. The weighted-average remaining lease term was 5.8 years as of December 31, 2019. The Company uses the incremental borrowing rate for purposes of discounting lease payments for our operating leases since our lease agreements do not provide a readily determinable implicit rate. We estimate our incremental borrowing rate based on information available at lease commencement date. The weighted-average discount rate of our operating leases was 5.3% as of December 31, 2019.

Minimum annual rental commitments at December 31, 2019 under existing agreements are summarized as follows:

Year ending December 31
2020	$4,713
2021	3,790
2022	3,200
2023	2,171
2024	1,710
Thereafter	2,707
Total	$18,291

Rental expense for 2019, 2018, and 2017 was $9,843, $8,924, and $7,991 respectively.

Pursuant to the provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (JUA).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the JUA, and accordingly, may be subject to assessments to cover obligations of the JUA or may receive refund distributions for good experience.  The Company received $172 and $215 in 2019 and 2018, respectively as an ordinary dividend.  No assessments were received in 2017.  During the year ended December 31, 2017, the JUA declared a $70,000 extraordinary dividend to its members, subject to a special tax rate of 50% as allowed by Act No. 26 of April 29, 2017. There were no extraordinary dividends declared by the JUA in 2019 and 2018.  The Company receives dividends from the JUA net of applicable tax.  During the year ended December 31, 2017, TSP recorded a special distribution of $2,363, net of tax, which is included as other income in the accompanying consolidated statements of earnings.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

As of December 31, 2019, the Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. However, there are legal proceedings where a loss is reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses in excess of established reserves is, in the aggregate, from $0 to approximately $40,000 at December 31, 2019.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

Claims by Heirs of Former Shareholders

The Company and TSS are defending four individual lawsuits: Vera Sanchez, et al, v. Triple-S; Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al; Cebollero Santamaria v. Triple-S Salud, Inc., et al; and Ruiz de Porras, et al, v. Triple-S Salud, Inc. All claims were filed in the Puerto Rico Court of First Instance by persons who claim to have inherited a total of 41 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock Split).  While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.  Consequently, the remedy requested by the plaintiffs is to be recognized as shareholders of the Company in the corresponding proportion.

As a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, these claims are being litigated on their merits.

In Cebollero Santamaria v. Triple-S Salud, Inc., et. al. the Puerto Rico Court of First Instance entered partial summary judgment in favor of plaintiff on June 20, 2019. The Company filed a request for reconsideration that is pending adjudication, and intends to continue defending this case vigorously in an appeal stage if necessary.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

In Vera Sanchez, et. al. v. Triple-S, Inc., the Puerto Rico Court of First Instance entered summary judgment in favor of the Company. Plaintiffs appealed before the Puerto Rico Court of Appeals. The Company filed its opposition on October 31, 2019.

In Ruiz de Porras, et. al. v. Triple-S, Inc. the discovery stage is now completed.  The Company intends to file a motion for summary judgment to dismiss all claims.

In Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, the Court of First Instance entered summary judgment in favor of the Company in November 2019, dismissing the complaint with prejudice. Plaintiffs appealed the decision on January 16, 2020. The Company will continue to defend this case as needed.

On November 7, 2019, the summary judgment dismissing all claims entered by the Court of First Instance in favor of the Company in Montilla López, et al. v. Seguros de Servicios de Salud, et al. became final.

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

Since 2011, TSP has been defending this claim and, jointly with other defendants, has filed several pleas in connection with the certification of the class and the dismissal of the claim. On October 7, 2019, defendants’ petition for summary judgment was granted. On December 18, 2019 plaintiffs filed an appeal to contest the Court’s judgment dismissing their complaint.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the Blue Cross Blue Shield Association in a multi-district class action litigation filed by a group of providers and subscribers on July 24, 2012 and October 1, 2012, respectively, that has since been consolidated by the United States District Court for the Northern District of Alabama, Southern Division, in the case captioned In re Blue Cross Blue Shield Association Antitrust Litigation. Essentially, provider plaintiffs allege that the exclusive service area requirements of the Primary License Agreements with the Blue Plans constitute an illegal horizontal market allocation under federal antitrust laws. As per provider plaintiffs, the quid pro quo for said “market allocation” is a horizontal price fixing and boycott conspiracy implemented through BCBSA and whose benefits are allegedly derived through the BCBSA’s BlueCard/National Accounts Program. Among the remedies sought, provider plaintiffs seek increased compensation rates and operational changes. In turn, subscriber plaintiffs allege that the alleged conspiracy to allocate markets have prevented subscribers from being offered competitive prices and resulted in higher premiums for Blue Plan subscribers. Subscribers seek damages for the amounts that the Blue Plan premiums allegedly have been artificially inflated as a result of the alleged antitrust violations. Both actions seek injunctive relief.

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

On April 16, 2018, Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018, Hon. Judge Proctor agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling. The parties re-commenced mediation with subscribers in April 2019 and with providers in September 2019.

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
December 31, 2019, 2018, and 2017
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

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2019 and 2018 is approximately 1.7% and 2.1%, respectively, lower than the combined reported statutory capital and surplus.

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” in order to avoid regulatory monitoring and intervention.  The Company action level is currently set at 200% of the RBC for TSA, since it is organized as a health service organization and 300% of the RBC for TSS, TSV, and TSB. The RBC requirement for TSP is 300% but compliance with certain trend analysis can lower this requirement to 200%.  As of December 31, 2019 and 2018, all regulated subsidiaries comply with minimum statutory reserve requirements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income (loss) for the regulated subsidiaries at December 31, 2019, 2018 and 2017:

(dollar amounts in millions)	2019	2018	2017

Net admitted assets	$2,394	$2,089	$2,102
Capital and surplus	767	602	647
RBC requirement	546	312	301
Net income (loss)	68	(32)	87

As more fully described in Note 17, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $39,425 and $41,047 as of December 31, 2019, respectively. The total catastrophe loss reserve and trust fund amounted to $37,749 and $38,978 as of December 31, 2018, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see Note 3).  Investments with an amortized cost of $6,940 and $7,982 (fair value of $7,274 and $8,217) at December 31, 2019 and 2018, respectively, were deposited with the Commissioner of Insurance. As a result, the combined restricted assets for our regulated subsidiaries were $47,987 and $46,960 as of December 31, 2019 and 2018, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

26.	Supplementary Information on Cash Flow Activities

	2019	2018	2017

Supplementary information
Noncash transactions affecting cash flow activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax liability (asset) of $7,802, ($1,870), and $3,846 in 2019, 2018, and 2017, respectively	$(30,522)	$9,048	$(13,867)
Change in liability for pension benefits, and deferred income tax liability (asset) of ($2,532), $457, ($3,202), in 2019, 2018, and 2017, respectively	$4,221	$(738)	$5,008
Repurchase and retirement of common stock	$(119)	$(748)	$(89)
Stock dividend	$(24,655)	$-	$-
Issuance of common stocks	$1,200	$-	$-
Capitalization of lease right of use asset	$10,438	$-	$-
Other
Income taxes paid	$3,147	$8,978	$10,363
Interest paid	$7,672	$6,903	$6,794

27.	Segment Information

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

The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico and the USVI. Earned premiums revenue related to this contract amounted to $161,716, $150,232 and $156,417 for the years ended December 31, 2019, 2018, and 2017, respectively (see Note 12).

Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $16,805, $24,186 and $28,149 for years ended December 31, 2019, 2018, and 2017, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

          The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,408,039, $1,130,226, and $1,035,285 for the years ended December 31, 2019, 2018, and 2017, respectively.

The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico.  Earned premium revenue related to this business amounted to $778,263, $776,038, and $751,393 for the years ended December 31, 2019, 2018, and 2017, respectively.

•
Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

•
Property and Casualty Insurance segment –The predominant insurance products of this segment are commercial package, commercial auto, and personal package. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to the segment, net of commissions. Remittances are generally due 60 days after the closing date of the general agent’s account current.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31:

	2019	2018	2017

Operating revenues
Managed care
Premiums earned, net	$2,985,600	$2,687,773	$2,588,692
Fee revenue	9,946	14,701	16,514
Intersegment premiums/fee revenue	6,269	5,690	6,362
Net investment income	23,468	23,827	16,659
Total managed care	3,025,283	2,731,991	2,628,227
Life
Premiums earned, net	180,204	167,888	161,628
Intersegment premiums	1,987	668	218
Net investment income	27,323	25,658	24,819
Total life	209,514	194,214	186,665
Property and casualty
Premiums earned, net	87,076	82,930	76,612
Intersegment premiums	613	613	613
Net investment income	9,773	10,800	9,489
Total property and casualty	97,462	94,343	86,714
Other segments*
Intersegment service revenues	8,836	283	8,677
Operating revenues from external sources	8,553	5,794	3,763
Total other segments	17,389	6,077	12,440
Total business segments	3,349,648	3,026,625	2,914,046
TSM operating revenues from external sources	1,443	1,624	545
Elimination of intersegment premiums	(8,869)	(6,971)	(7,193)
Elimination of intersegment service revenue	(8,836)	(283)	(8,677)
Consolidated operating revenues	$3,333,386	$3,020,995	$2,898,721

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share and share data)

	2019	2018	2017

Operating income (loss)
Managed care	$61,907	$26,468	$55,040
Life	21,912	19,901	19,434
Property and casualty	14,492	(110,119)	(6,034)
Other segments*	(3,054)	8	(391)
Total business segments	95,257	(63,742)	68,049
TSM operating revenues from external sources	1,443	1,624	545
TSM unallocated operating expenses	(8,588)	(8,815)	(9,787)
Elimination of TSM charges	9,612	9,600	9,600
Consolidated operating income (loss)	97,724	(61,333)	68,407
Consolidated net realized investment gains	5,843	298	10,831
Consolidated net unrealized investment gains (losses) on equity securities	32,151	(36,546)	-
Consolidated interest expense	(7,672)	(6,903)	(6,794)
Consolidated other income, net	4,206	11,312	6,533
Consolidated income (loss) before taxes	$132,252	$(93,172)	$78,977

	2019	2018	2017
Depreciation and amortization expense
Managed care	$11,527	$10,525	$10,007
Life	1,081	1,134	1,203
Property and casualty	385	384	528
Other segments*	910	705	673
Total business segments	13,903	12,748	12,411
TSM depreciation expense	697	787	787
Consolidated depreciation and amortization expense	$14,600	$13,535	$13,198

*          Includes segments that are not required to be reported separately, primarily the data processing services  organization and the health clinics.

	2019	2018	2017

Assets
Managed care	$1,190,538	$1,078,262	$1,092,715
Life	981,370	863,470	853,289
Property and casualty	592,758	747,583	1,094,773
Other segments*	28,346	20,705	19,027
Total business segments	2,793,012	2,710,020	3,059,804
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	28,167	57,818	81,169
Property and equipment, net	25,623	21,733	22,257
Other assets	37,176	22,521	22,763
	90,966	102,072	126,189
Elimination entries – intersegment receivables and others	(65,152)	(51,844)	(69,228)
Consolidated total assets	$2,818,826	$2,760,248	$3,116,765

	2019	2018	2017
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$9,687	$2,585	$3,932
Life	17,442	(11,285)	7,142
Property and casualty	3,023	(583)	2,691
Other segments*	-	-	-
Total business segments	30,152	(9,283)	13,765
Amount related to TSM	370	235	102
Consolidated net change in unrealized (loss) gain on securities available for sale	$30,522	$(9,048)	$13,867
*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.

28.	Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2019	2018

Assets:
Cash and cash equivalents	$3,712	$19,121
Securities available for sale, at fair value:
Equity Securities (cost of $5,853 in 2019 and $24,376 in 2018)	5,857	23,922
Other invested assets, measured at net asset value (amortized cost of $17,711 in 2019 and $14,352 in 2018)	18,598	14,775
Investment in subsidiaries	878,695	767,923
Notes receivable and accrued interest from subsidiaries	59,085	44,340
Due from subsidiaries	19,575	7,881
Deferred tax assets	20,701	17,821
Other assets	42,098	26,433
Total assets	$1,048,321	$922,216

Liabilities:
Notes payable and accrued interest to subsidiary	18,965	18,096
Due to subsidiaries	1,531	5,564
Long-term borrowings	25,694	28,883
Liability for pension benefits	34,465	31,274
Other liabilities	23,801	16,415
Total liabilities	104,456	100,232

Stockholders’ equity:
Common stock, class A	-	951
Common stock, class B	23,800	21,980
Additional paid-in-capital	60,504	34,021
Retained earnings	830,198	761,970
Accumulated other comprehensive income, net	29,363	3,062
Total stockholders’ equity	943,865	821,984
Total liabilities and stockholders’ equity	$1,048,321	$922,216

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2019	2018	2017

Investment income	$1,443	$1,624	$545
Net realized investment (gains) losses	(63)	33	-
Net unrealized investment gains (losses) on equity investments	459	(462)	-
Other revenues	11,613	11,778	10,836
Total revenues	13,452	12,973	11,381

Operating expenses:
General and administrative expenses	8,588	8,815	9,787
Interest expense	1,334	1,375	1,196
Total operating expenses	9,922	10,190	10,983
Income before income taxes	3,530	2,783	398
Income tax expense	7	344	295
Income from parent company	3,523	2,439	103
Equity in net income (loss) of subsidiaries	89,371	(65,741)	54,383
Net income (loss)	$92,894	$(63,302)	$54,486

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2019	2018	2017
Net income (loss)	$92,894	$(63,302)	$54,486
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Equity in net income of subsidiaries	(89,371)	65,741	(54,383)
Net realized investment (losses) gains	63	(33)	-
Net unrealized investment (gain) losses on equity investments	(459)	462	-
Depreciation and amortization	871	961	880
Net amortization of investments	-	53	-
Shared- based compensation	11,605	3,357	7,076
Deferred income tax benefit	(438)	(330)	(33)
Dividends received from subsidiaries	8,750	6,000	90,000
Return of investment due to closing of subsidiary	-	-	7,731
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	(1,876)	(642)	5,076
Due from subsidiaries	(11,694)	1,093	(3,672)
Other assets	(357)	(99)	1,917
Due to subsidiaries	(4,033)	5,498	(22,595)
Other liabilities	4,953	(3,680)	1,339
Net cash provided by operating activities	10,908	15,079	87,822
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	-	(18,007)	-
Acquisition of equity investments	(13,930)	(11,856)	(61,747)
Acquisition of investment in other invested assets, measured at net asset value	(3,738)	(10,862)	-
Capital contribution to subsidiaries	-	(12,189)	-
Proceeds from sale and maturities of investment in securities classified as available for sale	-	17,959	-
Proceeds from sales of other invested assets	377	-	-
Proceeds from sale of equity investments	32,389	47,506	1,126
Issuance of note receivable to subsidiary	(12,000)	-	-
Capital contribution in equity method investees	(11,418)	-	-
Net acquisition of property and equipment	(4,761)	(437)	(757)
Net cash (used in) provided by investing activities	(13,081)	12,114	(61,378)
Cash flow from financing activities:
Repayments of long-term borrowings	(3,236)	(3,236)	(2,836)
Repurchase of common stock	(9,989)	(22,377)	(20,220)
Dividends paid	(11)	-	-
Net cash used in financing activities	(13,236)	(25,613)	(23,056)
Net increase in cash and cash equivalents	(15,409)	1,580	3,388
Cash and cash equivalents, beginning of year	19,121	17,541	14,153
Cash and cash equivalents, end of year	$3,712	$19,121	$17,541

The accompanying notes are an integral part of these condensed financial statements

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

(3)          Long‑Term Borrowings

A summary of the long‑term borrowings entered into by the Company at December 31, 2019 and 2018 follows:

	2019	2018

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.70% at December 31, 2019).	$6,267	$7,907
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 4.84% at December 31, 2019).	17,211	18,218
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 5.34% at December 31, 2019).	2,401	2,989
Total borrowings	25,879	29,114

Less: unamortized debt issuance costs	185	231
	$25,694	$28,883

Aggregate maturities of the Company’s long term borrowings as of December 31, 2019 are summarized as follows:

Year ending December 31
2020	$3,236
2021	3,236
2022	3,236
2023	2,942
2024	13,229
$25,879

The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.  The Company was in compliance with all these covenants as of December 31, 2019.

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

Interest expense on the above borrowings amounted to $1,320, $1,375, and $1,196, for the years ended December 31, 2019, 2018, and 2017, respectively.

(4)          Transactions with Related Parties

The following are the significant related parties transactions made for the three‑year period ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Rent charges to subsidiaries	$7,809	$7,874	$7,807
Interest charged to subsidiaries on notes receivable	2,275	1,935	2,032
Interest charged from subsidiary on note payable	869	829	791

As of December 31, 2018, the Company has two notes receivable from subsidiaries amounting to $25,000 in accordance with the provisions of Article 29.30 of the Puerto Rico Insurance Code. On June 2019 the Company entered into a note receivable agreement with a subsidiary amounting to $12,000. As of December 31, 2019, the Company has three notes receivable from subsidiaries amounting to $37,000 in accordance with the provisions of Article 20.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.70%.  Accrued interest at December 31, 2019 and 2018 amounted to $10,342 and $8,451, respectively.

In addition, as of December 31, 2019 and 2018, the Company has various notes receivable from a subsidiary amounting to $11,405 and $10,546, respectively.  Accrued interest at December 31, 2019 and 2018 amounted to $338 and $343, respectively.  These notes are due in 2020, and bear an average interest of 5.10%.

As of December 31, 2019 and 2018 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2022 and bears interest at 4.70%.  Accrued interest at December 31, 2019 and 2018 amounted to $3,965 and $3,096, respectively.

Also, the Company leases certain floors of its buildings to subsidiaries and generates rental income. Maturity analysis of lease payments to be received from its subsidiary lessees as of December 31, 2019, is summarized as follows:

Year ending December 31
2020	$7,810
2021	7,810
2022	7,810
2023	7,745
$31,175

(5)          Stockholders’ Equity

a.          Common Stock

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

b.          Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2019 and 2018, there are no issued and outstanding preferred shares.

c.          Dividends

The issuance of 48,602 Class A shares entitled all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time. On August 6, 2019, the Company paid the Class B share dividend which amounted to $24,655; cash of $11 was paid in lieu of fractional shares so that shareholders receive a whole number of shares of common stock.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands)
Segment	Deferred Policy Acquisition Costs and Value of Business Acquired	Claim Liabilities	Liability for Future Policy Benefits	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Claims Incurred	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses	Net Premiums Written

2019

Managed care	$-	$341,277	$-	$2,188	$-	$2,987,466	$23,468	$2,526,682	$-	$436,694	$2,987,466
Life insurance	212,345	47,095	386,017	10,889	-	182,191	27,323	105,889	14,911	66,802	182,191
Property and casualty insurance	22,434	322,018	-	80,224	-	87,689	9,773	39,548	22,742	20,679	98,164
Other non-reportable segments, parent company operations and net consolidating entries.	-	-	-	-	-	-	1,443	(5,863)	-	7,578	-

Total	$234,779	$710,390	$386,017	$93,301	$-	$3,257,346	$62,007	$2,666,256	$37,653	$531,753	$3,267,821

2018

Managed care	$-	$394,226	$-	$2,418	$-	$2,689,082	$23,827	$2,272,501	$-	$433,022	$2,689,082
Life insurance	198,140	46,157	361,495	9,490	-	168,556	25,658	99,048	11,017	64,248	168,556
Property and casualty insurance	17,019	496,876	-	71,082	-	83,543	10,800	159,942	25,756	18,764	79,472
Other non-reportable segments, parent company operations and net consolidating entries.	-	(470)	-	-	-	(2,590)	1,624	(3,878)	-	1,908	-

Total	$215,159	$936,789	$361,495	$82,990	$-	$2,938,591	$61,909	$2,527,613	$36,773	$517,942	$2,937,110

2017

Managed care	$-	$367,357	$-	$1,813	$-	$2,589,987	$16,659	$2,218,270	$-	$354,917	$2,589,987
Life insurance	182,010	45,518	339,507	8,751	-	161,846	24,819	87,348	18,511	61,372	161,846
Property and casualty insurance	18,778	694,444	-	75,785	-	77,225	9,489	50,761	23,595	18,392	81,520
Other non-reportable segments, parent company operations and net consolidating entries.	-	(443)	-	-	-	(2,126)	648	(3,278)	-	426	(2,126)

Total	$200,788	$1,106,876	$339,507	$86,349	$-	$2,826,932	$51,615	$2,353,101	$42,106	$435,107	$2,831,227

See accompanying independent registered public accounting firm’s report and notes to consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands)
	Gross Amount (1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2019

Life insurance in force	$9,739,154			$9,739,154	0.0%

Premiums:
Life insurance	$186,489	$8,337	$2,052	$180,204	1.1%
Accident and health insurance	2,989,550	4,296	346	2,985,600	0.0%
Property and casualty insurance	140,763	53,687	-	87,076	0.0%
Total premiums	$3,316,802	$66,320	$2,398	$3,252,880	0.1%

2018

Life insurance in force	$9,158,253			$9,158,253	0.0%

Premiums:
Life insurance	$174,624	$8,780	$2,044	$167,888	1.2%
Accident and health insurance	2,691,289	3,824	308	2,687,773	0.0%
Property and casualty insurance	143,917	60,987	-	82,930	0.0%
Total premiums	$3,009,830	$73,591	$2,352	$2,938,591	0.1%

2017

Life insurance in force	$10,307,506			$10,307,506	0.0%

Premiums:
Life insurance	$166,280	$8,826	$4,174	$161,628	2.6%
Accident and health insurance	2,591,796	3,392	288	2,588,692	0.0%
Property and casualty insurance	135,689	59,077	-	76,612	0.0%
Total premiums	$2,893,765	$71,295	$4,462	$2,826,932	0.2%

(1)	Gross premiums amount is presented net of intercompany eliminations of $4,466, $2,590 and $2,126 for the years ended December 31, 2019, 2018, and 2017, respectively.

See accompanying independent registered public accounting firm’s report and notes to consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands)
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

2019

Allowance for doubtful receivables	$42,042	17,539	1,360	(4,396)	$56,545

2018

Allowance for doubtful receivables	$35,883	4,754	6,569	(5,164)	$42,042

2017

Allowance for doubtful receivables	$37,307	5,210	(3,748)	(2,886)	$35,883

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.

See accompanying independent registered public accounting firm’s report and notes to consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule VI - Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations
For the years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands)
	As of December 31,			For the Years Ended December 31,
Year	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claims Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
						Current Year	Prior Years

2019	$22,434	$322,018	$80,224	$87,689	$9,773	$43,589	$(4,041)	$22,742	$36,467	$150,519

2018	$17,019	$496,876	$71,082	$83,543	$10,800	$40,619	$119,323	$25,756	$40,158	$139,826

2017	$18,778	$694,444	$75,785	$77,225	$9,489	$60,696	$(9,935)	$23,595	$47,689	$143,787

See accompanying independent registered public accounting firm’s report and notes to consolidated financial statements.