Form 10-Q
period 2020-03-31
TRIPLE-S MANAGEMENT CORP
filed 2020-05-07
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2020

Common Stock Class B, $1.00 par value	23,806,013

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2020

Part I -  Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	March 31, 2020	December 31, 2019

Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,251,031	$1,242,883
Fixed maturities held to maturity, at amortized cost	1,859	1,860
Equity investments, at fair value	299,016	287,525
Other invested assets, at net asset value	103,118	100,508
Policy loans	11,102	10,861
Cash and cash equivalents	104,580	109,837
Total investments and cash	1,770,706	1,753,474
Premiums and other receivables, net	644,984	567,692
Deferred policy acquisition costs and value of business acquired	237,171	234,885
Property and equipment, net	89,367	88,588
Deferred tax asset	81,337	77,294
Goodwill	28,614	28,599
Other assets	136,015	68,294
Total assets	$2,988,194	$2,818,826
Liabilities and Stockholders’ Equity
Claim liabilities	$730,818	$709,258
Liability for future policy benefits	392,923	386,017
Unearned premiums	90,259	93,301
Policyholder deposits	196,905	189,120
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	55,260	47,781
Accounts payable and accrued liabilities	452,823	325,761
Deferred tax liability	6,031	10,257
Short-term borrowings	78,000	54,000
Long-term borrowings	24,897	25,694
Liability for pension benefits	34,128	34,465
Total liabilities	2,062,044	1,875,654
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,806,013 and 23,799,633 shares at March 31, 2020 and December 31, 2019, respectively	23,806	23,800
Additional paid-in capital	53,762	60,504
Retained earnings	803,887	830,198
Accumulated other comprehensive income	45,395	29,363
Total Triple-S Management Corporation stockholders’ equity	926,850	943,865
Non-controlling interest in consolidated subsidiary	(700)	(693)
Total stockholders’ equity	926,150	943,172
Total liabilities and stockholders’ equity	$2,988,194	$2,818,826

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenues:
Premiums earned, net	$875,897	$768,002
Administrative service fees	2,194	2,632
Net investment income	14,311	15,376
Other operating revenues	4,039	1,577
Total operating revenues	896,441	787,587
Net realized investment (losses) gains	(466)	1,315
Net unrealized investment (losses) gains on equity investments	(56,806)	19,669
Other income, net	3,605	1,169
Total revenues	842,774	809,740
Benefits and expenses:
Claims incurred	714,522	623,190
Operating expenses	162,201	132,663
Total operating costs	876,723	755,853
Interest expense	1,853	1,788
Total benefits and expenses	878,576	757,641
(Loss) income before taxes	(35,802)	52,099
Income tax (benefit) expense	(9,650)	17,316
Net (loss) income	(26,152)	34,783
Less: Net loss attributable to non-controlling interest	7	3
Net (loss) income attributable to Triple-S Management Corporation	$(26,145)	$34,786
Earnings per share attributable to Triple-S Management Corporation
Basic net (loss) income per share	$(1.12)	$1.53
Diluted net (loss) income per share	$(1.12)	$1.52

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended March 31,
	2020	2019
Net (loss) income	$(26,152)	$34,783
Other comprehensive income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	15,879	13,441
Defined benefit pension plan:
Actuarial gain, net	153	56
Total other comprehensive income, net of tax	16,032	13,497
Comprehensive (loss) income	(10,120)	48,280
Comprehensive loss attributable to non-controlling interest	7	3
Comprehensive (loss) income attributable to Triple-S Management Corporation	$(10,113)	$48,283

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172
Share-based compensation	-	590	1,769	-	-	2,359	-	2,359
Repurchase and retirement of common stock	-	(584)	(8,511)	-	-	(9,095)	-	(9,095)
Comprehensive (loss) income	-	-	-	(26,145)	16,032	(10,113)	(7)	(10,120)
Cummulative effect adjustment due to implementation of ASU 2016-13	-	-	-	(166)	-	(166)	-	(166)
Balance, March 31, 2020	$-	$23,806	$53,762	$803,887	$45,395	$926,850	$(700)	$926,150

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	177	1,409	-	-	1,586	-	1,586
Repurchase and retirement of common stock	-	(1)	(15)	-	-	(16)	-	(16)
Comprehensive income (loss)	-	-	-	34,786	13,497	48,283	(3)	48,280
Balance, March 31, 2019	$951	$22,156	$35,415	$796,756	$16,559	$871,837	$(679)	$871,158

See accompanying notes to unaudited condensed consolidated financial statements.

.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(26,152)	$34,783
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,907	3,505
Net amortization of investments	676	316
Additions to the allowance for doubtful receivables	949	9,236
Deferred tax (benefit) expense	(12,268)	14,932
Net realized investment losses (gains) on sale of securities	466	(1,315)
Net unrealized losses (gains) on equity investments	56,806	(19,669)
Interest credited to policyholder deposits	1,561	1,386
Share-based compensation	2,359	1,586
(Increase) decrease in assets:
Premium and other receivables, net	(58,059)	(41,002)
Deferred policy acquisition costs and value of business acquired	(2,737)	(4,503)
Deferred taxes	(88)	27
Other assets	(62,034)	(2,023)
Increase (decrease) in liabilities:
Claim liabilities	21,560	(58,825)
Liability for future policy benefits	6,906	6,231
Unearned premiums	(3,042)	(2,279)
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	7,479	3,937
Accounts payable and accrued liabilities	68,229	(16,223)
Net cash provided by (used in) operating activities	6,518	(69,900)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2020	2019

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$43,425	$164,997
Fixed maturities matured/called	11,099	12,267
Securities held to maturity:
Fixed maturities matured/called	81	1,154
Equity investments sold	21,107	23,123
Other invested assets sold	8,524	373
Acquisition of investments:
Securities available for sale:
Fixed maturities	(42,822)	(166,626)
Securities held to maturity:
Fixed maturities	(80)	(539)
Equity investments	(102,733)	(9,139)
Other invested assets	(10,438)	(8,546)
Increase in other investments	(4,086)	(535)
Net change in policy loans	(241)	(309)
Net capital expenditures	(4,587)	(2,968)
Capital contribution on equity method investees	(4,933)	-
Net cash (used in) provided by investing activities	(85,684)	13,252
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	53,485	36,682
Net change in short-term borrowings	24,000	-
Repayments of long-term borrowings	(810)	(808)
Repurchase and retirement of common stock	(8,989)	(1)
Proceeds from policyholder deposits	10,296	3,607
Surrenders of policyholder deposits	(4,073)	(4,560)
Net cash provided by financing activities	73,909	34,920
Net decrease in cash and cash equivalents	(5,257)	(21,728)
Cash and cash equivalents:
Beginning of period	109,837	117,544
End of period	$104,580	$95,816

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America (GAAP or U.S. GAAP) for complete financial statement presentation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020.

(2)	Significant Accounting Policies

Investments

Fixed maturities

Investment in debt securities at March 31, 2020 and December 31, 2019 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

Available-for-sale securities are recorded at fair value.  The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices for those or similar investments at the reporting date.  Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts, respectively.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are included in earnings and are determined on a specific identification basis.

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

If a fixed maturity security is in an unrealized loss position and the Company does not have the intent to sell the fixed maturity security, or it is more likely than not that the Company will not have to sell the fixed maturity security before recovery of its amortized cost basis, the credit component of the impairment, if any, is recorded as an allowance for credit losses with an offsetting entry in the Company’s consolidated statements of earnings and the non-credit component of the impairment is recognized in other comprehensive income.  Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

If a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the Company will write off any previously recognized allowance for credit losses and will decrease the amortized cost basis of the security. If the allowance has been fully written off and the fair value is less than its amortized cost basis, the amortized cost basis is written down and an impairment loss is recognized in the Company’s consolidated statements of earnings. As of March 31, 2020, no allowance for credit losses was recorded in the consolidated financial statements.

The credit component of the impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. If in subsequent periods, there is an increase in the projected future cash flows of the fixed maturity security, part or all of the allowance for credit losses may be reversed.

To determine whether an impairment is credit or non-credit related, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity of the impairment, market conditions, changes in the security’s rating, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Equity investments

Investment in equity securities at March 31, 2020 and December 31, 2019 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are mainly based on quoted market prices for those or similar investments at the reporting date.  For a specific equity investment, the fair value is estimated using the net asset value (NAV) of the Company’s ownership interest in the partnership.  Unrealized holding gains and losses on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific identification basis.

Other invested assets

Other invested assets at March 31, 2020 and December 31, 2019 consist mainly of alternative investments in partnerships that invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair values of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of March 31, 2020 amounted to $67,588.  The remaining average commitments period is approximately three years.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Health Insurance Providers Fee

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year. The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight-line basis. The fee payment is due on September 30 of each year.  The deferred cost is included within the other asset line item and the accrued fee is included within the accounts payable and accrued liabilities line item in the accompanying condensed consolidated balance sheets. The fee is presented within operating expenses in the accompanying condensed consolidated statements of earnings. The HIP Fee was waived for all health insurance providers during the year ended December 31, 2019. The Taxpayer Certainty and Disaster Tax Relief Act of 2019 and the Further Consolidated Appropriations Act of 2020, signed into law on December 20, 2019, repealed the HIP Fee effective calendar years beginning after December 31, 2020. As of March 31, 2020, the HIP Fee deferred cost amounted to $48,974 and the accrued HIP Fee amounted to $65,300. As of December 31, 2019, no balance was deferred or accrued for the HIP Fee.

Recently Adopted Accounting Standards

On June 16, 2016, the Financial Accounting Standards Board (FASB) issued guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  In addition, on April 25, 2019, the FASB issued Accounting Standard Update (ASU) 2019-04: Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in or improve the codification. Such amendments should make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Within the clarifications was the FASB’s intent to include all reinsurance recoverables within the scope of ASU 2016-13 (Topic 326). For public companies, the improvements related to ASU 2016-13 (Topic 326) and ASU 2016-01 (Topic 825) are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard effective January 1, 2020 and recognized $166, net of deferred tax asset, as a cumulative effect adjustment to the opening balance of retained earnings on the adoption date. In addition, the Company implemented control processes and procedures, as necessary, based on changes resulting from the new standard.

On January 26, 2017, the FASB issued guidance to simplify the manner in which an entity is required to evaluate goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this guidance, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, this guidance removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard effective January 1, 2020. Upon adoption of this standard, if the carrying amount of any of the reporting units exceeds its fair value, the Company would be required to record an impairment charge for the difference up to the amount of the goodwill.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On August 27, 2018, the FASB issued guidance for Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement.  This update focuses on improving the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements.  Specifically, certain disclosure requirements are removed (the amount of, and reasons for, transfer between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements) while certain other disclosures are modified and added (changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements).  The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent period in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted the standard effective January 1, 2020. The adoption of this guidance did not have a material impact on the presentation and disclosures of the Company’s consolidated financial statements.

On August 29, 2018, the FASB issued guidance for Intangibles – Goodwill and Other – Internal-Use Software. Guidance addresses customers’ accounting for implemented costs incurred in a cloud computing arrangement that is a service contract and aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.  The amendments require a customer in a hosting arrangement that is a service contract to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  Additionally, it requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement.  For public companies, these amendments will be applied on a prospective basis, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted the standard effective January 1, 2020. The adoption of this guidance did not have a material impact on the results of the Company’s consolidated financial statements.

Future Adoptions of Accounting Standards

On March 12, 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU was issued to provide optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments, which are elective and apply to all entities, provide expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the contracts that are affected by the reference reform rate to determine the impact if we elect any of the expedients provided by this ASU.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2020 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for alternative investments, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government-sponsored enterprises	$17,203	$931	$-	$18,134
U.S. Treasury securities and obligations of U.S. government instrumentalities	102,441	9,532	-	111,973
Municipal securities	578,130	39,639	(111)	617,658
Corporate bonds	187,162	21,876	(115)	208,923
Residential mortgage-backed securities	268,192	17,068	-	285,260
Collateralized mortgage obligations	8,307	776	-	9,083
Total fixed maturities available for sale	$1,161,435	$89,822	$(226)	$1,251,031

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities available for sale
Obligations of government- sponsored enterprises	$17,209	$477	$-	$17,686
U.S. Treasury securities and obligations of U.S. government instrumentalities	102,230	4,779	-	107,009
Municipal securities	595,051	34,735	(22)	629,764
Corporate bonds	187,096	21,721	(74)	208,743
Residential mortgage-backed securities	262,783	8,073	(320)	270,536
Collateralized mortgage obligations	8,674	471	-	9,145
Total fixed maturities available for sale	$1,173,043	$70,256	$(416)	$1,242,883

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$615	$225	$-	$840
Residential mortgage-backed securities	164	6	-	170
Certificates of deposit	1,080	-	-	1,080
Total	$1,859	$231	$-	$2,090

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$615	$158	$-	$773
Residential mortgage-backed securities	165	1	-	166
Certificates of deposit	1,080	-	-	1,080
Total	$1,860	$159	$-	$2,019

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$99,617	$4,166	$(665)	$103,118

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$97,575	$3,721	$(788)	$100,508

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Municipal securities	$22,885	$(111)	3	$-	$-	-	$22,885	$(111)	3
Corporate bonds	10,948	(115)	4	-	-	-	10,948	(115)	4
Total fixed maturities	$33,833	$(226)	7	$-	$-	-	$33,833	$(226)	7
Other invested assets - Alternative investments	$29,487	$(605)	9	$6,184	$(60)	2	$35,671	$(665)	11

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2019
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed maturities available for sale
Municipal securities	$10,656	(22)	3	$-	$-	-	$10,656	$(22)	3
Corporate bonds	5,047	(74)	1	-	-	-	5,047	(74)	1
Residential mortgage-backed securities	79,902	(320)	16	-	-	-	79,902	(320)	16
Total fixed maturities	$95,605	$(416)	20	$-	$-	-	$95,605	$(416)	20
Other invested assets - Alternative investments	$24,437	$(605)	8	$10,580	$(183)	1	$35,017	$(788)	9

The Company reviews the available for sale and other invested assets portfolios under the Company’s impairment review policy.  Given market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and material impairments may be recorded in future periods.  The Company from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

Municipal Securities:  The unrealized losses of these securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered credit impaired.

 Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds with an unrealized loss have investment grade ratings.  Because the decline in estimated fair value is principally attributable to changes in interest rates; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered credit impaired.

Alternative investments:  As of March 31, 2020, alternative investments with unrealized losses are not considered credit impaired based on current market conditions.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	March 31, 2020
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	$15,634	$15,898
Due after one year through five years	462,181	490,314
Due after five years through ten years	206,215	223,306
Due after ten years	200,906	227,170
Residential mortgage-backed securities	268,192	285,260
Collateralized mortgage obligations	8,307	9,083
	$1,161,435	$1,251,031
Fixed maturities held to maturity
Due in one year or less	$1,080	$1,080
Due after ten years	615	840
Residential mortgage-backed securities	164	170
	$1,859	$2,090

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $223,391 and $145,981 and a fair value of $242,176 and $152,916 at March 31, 2020 and December 31, 2019, respectively are pledged with the Federal Home Loan Bank of New York (“FHLBNY”) to secure short-term borrowings.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended March 31,
	2020	2019

Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$774	$872
Gross losses	(6)	(318)
Total debt securities	768	554
Equity investments:
Gross gains	930	1,302
Gross losses	(1,612)	(637)
Gross losses from impaired securities	(678)	-
Total equity securities	(1,360)	665
Other invested assets:
Gross gains	126	132
Gross losses	-	(36)
Total other invested assets	126	96
Net realized investment (losses) gains	$(466)	$1,315

The gross losses from impaired securities during the three months ended March 31, 2020 is related to an equity method investment held by the Company.

	Three months ended March 31,
	2020	2019

Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$19,756	$17,090
Other invested assets	568	573
	$20,324	$17,663
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$72	$15

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the three months ended March 31, 2020 and 2019 was $4,065 and $3,534, respectively.

As of March 31, 2020 and December 31, 2019, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	March 31, 2020	December 31, 2019
Premium	$215,189	$188,861
Self-funded group receivables	32,899	28,672
FEHBP	14,702	13,894
Agent balances	34,662	30,784
Accrued interest	9,981	11,307
Reinsurance recoverable	253,433	239,767
Other	133,892	110,952
	694,758	624,237
Less allowance for doubtful receivables:
Premium	37,309	36,622
Other	12,465	19,923
	49,774	56,545
Total premium and other receivables, net	$644,984	$567,692

As of March 31, 2020 and December 31, 2019, the Company had premiums and other receivables of $61,458 and $49,176, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of March 31, 2020 and December 31, 2019 were $19,374 and $22,091, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Fair Value Measurements

Our condensed consolidated balance sheets include the following financial instruments: securities available for sale, equity investments, policy loans, policyholder deposits, short-term borrowings and long-term borrowings.  We consider the carrying amounts of policy loans, policyholder deposits, short-term borrowings and long-term borrowings to approximate their fair value.  Certain assets are measured at fair value on a recurring basis and are disclosed below. These assets are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$18,134	$-	$18,134
U.S. Treasury securities and obligations of U.S government instrumentalities	111,973	-	-	111,973
Municipal securities	-	617,658	-	617,658
Corporate bonds	-	208,923	-	208,923
Residential agency mortgage-backed securities	-	285,260	-	285,260
Collateralized mortgage obligations	-	9,083	-	9,083
Total fixed maturities	$111,973	$1,139,058	$-	$1,251,031
Equity investments	$168,158	$125,619	$5,239	$299,016

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$17,686	$-	$17,686
U.S. Treasury securities and obligations of U.S government instrumentalities	107,009	-	-	107,009
Municipal securities	-	629,764	-	629,764
Corporate bonds	-	208,743	-	208,743
Residential agency mortgage-backed securities	-	270,536	-	270,536
Collateralized mortgage obligations	-	9,145	-	9,145
Total fixed maturities	$107,009	$1,135,874	$-	$1,242,883
Equity investments	$177,136	$105,180	$5,209	$287,525

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2020 and year ended December 31, 2019.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended
March 31, 2020
Balance as of January 1,	$5,209
Unrealized in other accumulated comprehensive income	30
Balance as of March 31,	$5,239

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in note 3.

(7)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Three months ended March 31, 2020
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$341,277	$367,981	$709,258
Reinsurance recoverable on claim liabilities	-	(137,017)	(137,017)
Net claim liabilities at beginning of period	341,277	230,964	572,241
Claims incurred
Current period insured events	685,245	33,218	718,463
Prior period insured events	(7,426)	(5,838)	(13,264)
Total	677,819	27,380	705,199
Payments of losses and loss-adjustment expenses
Current period insured events	480,705	9,243	489,948
Prior period insured events	198,410	19,026	217,436
Total	679,115	28,269	707,384
Net claim liabilities at end of period	339,981	230,075	570,056
Reinsurance recoverable on claim liabilities	-	160,762	160,762
Claim liabilities at end of period	$339,981	$390,837	$730,818

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

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

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2020 and 2019 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $9,323 and $8,697 during the three months ended March 31, 2020 and 2019, respectively.

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of March 31, 2020.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2019	$70,863
2020	204,540

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(8)	Short-term Borrowings

The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from FHLBNY and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances.  The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of March 31, 2020, the borrowing capacity is approximately $103,700 for TSS and $77,300 for TSV.  As of December 31, 2019, the borrowing capacity is approximately $82,200 for TSS and $48,900 for TSV. The outstanding balance as of March 31, 2020 for TSS and TSV is $40,000 and $38,000, respectively. The outstanding balance as of December 31, 2019 for TSS and TSV is $25,000 and $29,000, respectively. The average interest rate of the outstanding balance is 0.88% and 1.79% as of March 31, 2020 and December 31, 2019, respectively.

•
TSA has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 25 basis points and contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matures on June 30, 2020 and has no outstanding balance as of March 31, 2020.

(9)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended March 31,
	2020	2019
Components of net periodic benefit cost:
Interest cost	$1,540	$1,741
Expected return on assets	(2,209)	(2,217)
Amortization of actuarial loss	244	89
Settlement loss	356	375
Net periodic benefit cost	$(69)	$(12)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2019 that it expected to contribute $2,000 to the pension program in 2020.  As of March 31, 2020, the Company has not made contributions to the pension program.

(10)	Stock Repurchase Programs

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors. Shares purchased under share repurchase programs are retired and returned to authorized and unissued status.

In August 2017 the Company’s Board of Directors authorized a $30,000 repurchase program (2017 $30,000 program) of its Class B common stock.  In February 2018 the Company’s Board of Directors authorized a $25,000 expansion of this program. In October 2019 the Company’s Board of Directors authorized an expansion to this repurchase program increasing its remaining balance up to a total of $25,000, effective November 2019. During the three months ended March 31, 2020, the Company repurchased and retired under this program 577,447 shares at an average per share price of $15.57, for an aggregate cost of $8,989.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Three months ended
	March 31,
	2020	2019

Net Unrealized Gain on Securities Beginning Balance	$57,830	$27,308
Other comprehensive income before reclassifications	16,049	14,493
Amounts reclassified from accumulated other comprehensive income	(170)	(1,052)
Net current period change	15,879	13,441
Ending Balance	73,709	40,749
Liability for Pension Benefits Beginning Balance	(28,467)	(24,246)
Amounts reclassified from accumulated other comprehensive income	153	56
Ending Balance	(28,314)	(24,190)
Accumulated Other Comprehensive Income Beginning Balance	29,363	3,062
Other comprehensive income before reclassifications	16,049	14,493
Amounts reclassified from accumulated other comprehensive income	(17)	(996)
Net current period change	16,032	13,497
Ending Balance	$45,395	$16,559

(12)	Share-Based Compensation

 Share-based compensation expense recorded during the three months ended March 31, 2020 and 2019 was $2,359 and $1,586, respectively. During the three months ended March 31, 2020 and 2019, 6,882 and 602 shares, respectively, were repurchased and retired as a result of non-cash tax withholdings upon vesting of shares.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(13)	Net (Loss) Income Available to Stockholders and Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2020	2019

Numerator for earnings per share:
Net (loss) income attributable to TSM available to stockholders	$(26,145)	$34,786
Denominator for basic earnings per share:
Weighted average of common shares	23,381,949	22,757,794
Effect of dilutive securities	-	82,480
Denominator for diluted earnings per share	23,381,949	22,840,274
Basic net (loss) income per share attributable to TSM	$(1.12)	$1.53
Diluted net (loss) income per share attributable to TSM	$(1.12)	$1.52

The Company excluded the effect of dilutive securities during the three months ended March 31, 2020 because their effect would have been anti-dilutive given the net loss attributable to stockholders in the period.  If the Company had generated income from continuing operations during the three months ended March 31, 2020, the effect of restricted stock awards on the diluted shares calculation would have been an increase in shares of 84,224 shares.

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

The following tables summarize the operations by reportable segment for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019

Operating revenues:
Managed Care:
Premiums earned, net	$809,286	$705,050
Administrative service fees	2,194	2,632
Intersegment premiums/service fees	1,643	1,484
Net investment income	5,008	5,878
Total managed care	818,131	715,044
Life Insurance:
Premiums earned, net	46,186	43,722
Intersegment premiums	491	478
Net investment income	6,930	6,560
Total life insurance	53,607	50,760
Property and Casualty Insurance:
Premiums earned, net	20,425	19,230
Intersegment premiums	153	153
Net investment income	2,125	2,487
Total property and casualty insurance	22,703	21,870
Other segments: *
Intersegment service revenues	2,531	-
Operating revenues from external sources	4,039	1,577
Total other segments	6,570	1,577
Total business segments	901,011	789,251
TSM operating revenues from external sources	248	451
Elimination of intersegment premiums/service fees	(2,287)	(2,115)
Elimination of intersegment service revenues	(2,531)	-
Consolidated operating revenues	$896,441	$787,587

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2020	2019

Operating income (loss):
Managed care	$14,167	$22,110
Life insurance	5,049	5,640
Property and casualty insurance	(242)	3,554
Other segments *	(504)	(392)
Total business segments	18,470	30,912
TSM operating revenues from external sources	248	451
TSM unallocated operating expenses	(1,403)	(2,032)
Elimination of TSM intersegment charges	2,403	2,403
Consolidated operating income	19,718	31,734
Consolidated net realized investment (losses) gains	(466)	1,315
Consolidated net unrealized investment (losses) gains on equity investments	(56,806)	19,669
Consolidated interest expense	(1,853)	(1,788)
Consolidated other income, net	3,605	1,169
Consolidated (loss) income before taxes	$(35,802)	$52,099

Depreciation and amortization expense:
Managed care	$3,046	$2,757
Life insurance	272	272
Property and casualty insurance	112	94
Other segments*	321	185
Total business segments	3,751	3,308
TSM depreciation expense	156	197
Consolidated depreciation and amortization expense	$3,907	$3,505

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019

Assets:
Managed care	$1,344,321	$1,190,538
Life insurance	995,815	981,370
Property and casualty insurance	612,247	592,758
Other segments *	30,582	28,346
Total business segments	2,982,965	2,793,012
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	24,078	28,167
Property and equipment, net	27,020	25,623
Other assets	46,488	37,176
	97,586	90,966
Elimination entries-intersegment receivables and others	(92,357)	(65,152)
Consolidated total assets	$2,988,194	$2,818,826

*	Includes segments that are not required to be reported separately, primarily the health clinics.

(15)	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2020.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2019 and the MD&A included therein, and our condensed consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2020 included in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other of our publicly available documents may include statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning our business and our financial condition and results of operations.  These statements are not historical, but instead represent our belief regarding future events, any of which, by their nature, are inherently uncertain and outside of our control.  These statements may address, among other things, future financial results, strategy for growth, and market position.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form.  We are under no obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise.  Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, the development of the COVID-19 outbreak, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 60 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico and U.S. federal government-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of health benefits.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of March 31, 2020, we served approximately 926,000 managed care members across all regions of Puerto Rico.  For the three months ended March 31, 2020 and 2019, our Managed Care segment represented approximately 92% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment but are eliminated in consolidation and do not change net income.  See note 14 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our revenues primarily consist of premiums earned, net and investment income.  Premiums are derived from the sale of managed care products and property and casualty and life insurance contracts.  Substantially all of our earnings are generated in Puerto Rico.

Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals, other service providers, and policyholders.  Each segment’s results of operations depend to a significant extent on their ability to accurately predict and effectively manage claims.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.  Operating expenses consist primarily of compensation, commission payments to brokers and other overhead business expenses.

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

Recent Developments

COVID-19

COVID-19 Situation in Puerto Rico

As of May 1, 2020, the Puerto Rico Department of Health (PRDH) reported 1,575 positive COVID-19 cases and 94 COVID-19-related deaths in Puerto Rico.  The Secretary of Health of Puerto Rico estimated as of April 28, 2020 that approximately 30,000 diagnostic tests have been administered.  However, the PRDH has faced challenges in obtaining diagnostic tests as well as in recording and reporting on tests administered outside of the PRDH system and therefore the total number of positive cases in Puerto Rico remains unclear.  The PRDH estimates Puerto Rico has not yet reached the peak of contagion.

Our Operations

The Puerto Rico Governor issued a stay at home order (as amended and extended, the “Order”) on March 15, 2020 requiring the closure of non-essential businesses until May 4, 2020.  On May 1, 2020, the Governor further amended and extended the Order to provide for the gradual re-opening of the economy through May 25, 2020, provided that the risk of contagion does not increase significantly by then. Our Managed Care business, although considered an essential business excluded from closure in the Order, is operating mostly remotely as a cautionary measure. Our Life and Property & Casualty businesses are among those industries that were allowed to re-open under the most recent extension of the Order, subject to compliance with certain safety and risk management measures.  Accordingly, since May 4, 2020, we are in the process of gradually re-opening these offices.  We have implemented our business continuity and risk mitigation plans and are closely monitoring how the outbreak develops in order to ensure the health and safety of our employees and visitors.

Economic Impact

It is too early to assess the ultimate economic impact of the pandemic and lockdown.  However, the 2020 Fiscal Plan (as defined below) presented by the Government of Puerto Rico, and pending approval by the Oversight Board (as defined below), estimates the pandemic will have an economic impact of approximately $5.7 billion between fiscal years 2020 and 2022 in Puerto Rico.

The Governor of Puerto Rico has appointed an Economic Task Force to advise on economic recovery and development.

See Item 1A.  Risk Factors – Risks Related to our Business – “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Legislative Measures and Initiatives

The federal and state governments have enacted a number of measures in response to the COVID-19 outbreak and the impact the outbreak has had on the economy, public health, governments, individuals, and businesses.  We include summaries of some of those measures below.

Funding and Economic Relief for Puerto Rico

Public Law 116-127, known as the Families First Coronavirus Response Act (FFCRA), enacted on March 18, 2020, makes approximately $182.9 million in additional funds available for Puerto Rico’s Medicaid Program, and increases the percentage of federal government funding for Medicaid program expenditures (Federal Medical Assistance Percentage or FMAP) from 76% to approximately 82% during the emergency period.  Public Law 116-136, the Coronavirus Aid, Relief, and Economic Security or CARES Act, enacted on March 27, 2020, includes a series of direct relief and financial assistance measures applicable to Puerto Rico residents and businesses.  The CARES Act also assigns $2.2 billion to the Government of Puerto Rico to cover necessary expenditures related to COVID-19 not included in its budget, among other measures. The Puerto Rico government has earmarked approximately $1 billion for its COVID-19 response.

Measures Impacting our Business

The FFCRA and CARES Act also require health plans and insurers to cover testing for COVID-19 without imposing cost-sharing or prior authorization requirements.  On April 16, 2020, the Puerto Rico Government enacted Act number 43, which requires health plans and insurers to cover COVID-19-related diagnostic and treatment services, including hospitalization, without cost-sharing.  Our regulators have also issued regulations or circular letters requiring waivers of pre-authorizations for certain services and drugs, requiring temporary coverage of certain out-of-network providers and services, and limiting cost-sharing for certain services.

See Item 1A. Risk Factors – “The COVID-19 pandemic and local, state and federal governments’ response to the pandemic may have a material adverse effect on our business, financial condition and results of operations” in this Quarterly Report on Form 10-Q.

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

Commonwealth Fiscal Plan and Plan of Adjustment

The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 9, 2019 (the “Commonwealth Fiscal Plan”). The Commonwealth filed its 2020 Fiscal Plan for Oversight Board certification on May 3, 2020 (the “2020 Fiscal Plan”).  The 2020 Fiscal Plan, which accounts for the estimated impact of the COVID-19 pandemic estimates that Puerto Rico’s real GNP will contract by 3.6% in fiscal year 2020 and 7.8% in fiscal year 2021. The 2020 Fiscal Plan has not been certified by the Oversight Board and may suffer significant changes before certification.

On February 28, 2020, the Oversight Board filed an amended plan of adjustment for the Commonwealth, the Employees Retirement System of the Government of the Commonwealth and the Puerto Rico Public Buildings Authority in the pending debt restructuring proceedings under Title III of PROMESA (the “Proposed Plan of Adjustment”).  While the Proposed Plan of Adjustment has not yet been confirmed by the Title III court, is not supported by the Governor of Puerto Rico in its current form, and may suffer significant changes before confirmation, including changes to reflect the impact of COVID-19, it provides a preliminary framework for the Commonwealth to exit bankruptcy.

Property & Casualty Litigation

As of March 31, 2020, our Property and Casualty subsidiary had been served in a total of 452 cases relating to Hurricane Maria. Of those, 361 remained open as of March 31, 2020. See Item 1A. Risk Factors – Risks Related to our Business – “Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations” and “We face risks related to litigation.” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Property and Casualty Reinsurance Program

The Company’s Property and Casualty segment completed the renewal of its reinsurance property and catastrophe program with an effective date of April 1, 2020 with a term of twelve-months ending on March 31, 2021.  The new reinsurance program considers a change in cessions in the Commercial Property quota share agreement from 25% to 20% and provides the segment with a catastrophe loss protection of $809 million in excess of $5 million. The cost of the new reinsurance program is estimated to be approximately $2.0 million more than the expiring program.

Recent Seismic Activity

On January 7, 2020, a magnitude 6.4 earthquake struck Puerto Rico, causing island-wide power outages and extensive damage to infrastructure and property in the southwest region of the island.  The 6.4 magnitude earthquake was preceded by foreshocks and followed by aftershocks.  The 2020 Fiscal Plan estimates total earthquake-related island-wide damages at $1 billion, noting that this figure may increase as inspections continue.  Notably, the 2020 Fiscal Plan does not contemplate the damages caused by a 5.4 magnitude earthquake which struck near the south of Puerto Rico on May 2, 2020.

See “Item 1A.  Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2020	2019
Managed care enrollment:
Commercial [1]	435,013	437,200
Medicare	135,710	128,090
Medicaid	355,512	355,694
Total	926,235	920,984
Managed care enrollment by funding arrangement:
Fully-insured	816,475	802,307
Self-insured	109,760	118,677
Total	926,235	920,984

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Company’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(dollar amounts in millions)	2020	2019
Revenues:
Premiums earned, net	$875.9	$768.0
Administrative service fees	2.2	2.6
Net investment income	14.3	15.4
Other operating revenues	4.0	1.6
Total operating revenues	896.4	787.6
Net realized investment (losses) gains	(0.5)	1.3
Net unrealized investment (losses) gains on equity investments	(56.8)	19.7
Other income, net	3.6	1.2
Total revenues	842.7	809.8
Benefits and expenses:
Claims incurred	714.5	623.2
Operating expenses	162.2	132.7
Total operating expenses	876.7	755.9
Interest expense	1.9	1.8
Total benefits and expenses	878.6	757.7
(Loss) income before taxes	(35.9)	52.1
Income tax (benefit) expense	(9.7)	17.3
Net (loss) income attributable to TSM	$(26.2)	$34.8

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Revenues

Consolidated premiums earned, net increased by $107.9 million, or 14.0%, to $875.9 million.  This increase primarily reflects higher premiums in the Managed Care segment by $104.3 million. The growth in managed care premiums reflects higher average premiums rates in the Medicare and Medicaid lines of business and an increase in Medicare, Medicaid and Commercial fully-insured member months.

Net unrealized investment (losses) gains on equity investments

The $56.8 million in consolidated net unrealized investment losses on equity investments reflects the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $91.3 million, or 14.7%, to $714.5 million.  The consolidated loss ratio increased 50 basis points, to 81.6%, from the prior-year period, mostly reflecting $5 million of estimated earthquake losses recorded by the Property and Casualty segment and increased benefits in our 2020 Medicare product offering.  These increases were partially offset by lower Managed Care utilization of services during the last two weeks of the quarter as the result of the government enforced lock-down due to the COVID-19 pandemic and the reinstatement of the HIP fee pass-through in 2020.

Following the government enforced lock-down related to the COVID-19 pandemic, we have seen during the last two weeks of March 2020 a decrease in utilization of Managed Care services as members and providers began to defer non-emergent or elective health services.  While this trend has caused, and may continue to cause, a short-term decrease in our claim costs, we expect in the long-term our claim costs to increase and affect our medical cost trends as the demand for the deferred non-emergent or elective health services resumes.

Operating Expenses

Consolidated operating expenses increased by $29.5 million, or 22.2%, to $162.2 million.  The increase in operating expenses mostly results from the reinstatement in 2020 of the HIP fee of $16.3 million.  The consolidated operating expense ratio increased 130 basis points to 18.5%.

Income Taxes

Consolidated income taxes decreased by $27.0 million, to a benefit of $9.7 million for the three months ended March 31, 2020.  The year over year change in income taxes reflects the loss before taxes, resulting from the net unrealized investment losses on equity investments in the 2020 period.

Managed Care Operating Results

	Three months ended
	March 31,
(dollar amounts in millions)	2020	2019
Operating revenues:
Medical premiums earned, net:
Medicare	$387.8	$332.7
Commercial	201.1	198.5
Medicaid	220.9	174.3
Medical premiums earned, net	809.8	705.5
Administrative service fees	3.3	3.7
Net investment income	5.0	5.8
Total operating revenues	818.1	715.0
Medical operating costs:
Medical claims incurred	677.8	589.9
Medical operating expenses	126.1	103.0
Total medical operating costs	803.9	692.9
Medical operating income	$14.2	$22.1
Additional data:
Member months enrollment:
Medicare	407,907	383,608
Commercial:
Fully-insured	978,342	953,052
Self-funded	330,232	362,490
Total Commercial	1,308,574	1,315,542
Medicaid	1,068,016	1,029,736
Total member months	2,784,497	2,728,886
Medical loss ratio	83.7%	83.6%
Operating expense ratio	15.5%	14.5%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Managed Care Operating Revenues

Managed Care premiums earned increased by $104.3 million, or 14.8%, to $809.8 million.  This increase is principally the result of the following:

•
Managed Care premiums generated by the Medicare business increased by $55.1 million, or 16.6%, to $387.8 million, primarily reflecting an increase in enrollment of approximately 24,000 member months and higher average premium rates resulting from an increase in the average membership risk score.

•
Managed Care premiums generated by the Medicaid business increased by $46.6 million, or 26.7% to $220.9 million, primarily reflecting an increase in enrollment of approximately 38,000 member months, higher average premium rates, and the reinstatement of the HIP fee pass-through in 2020.

•
Managed Care premiums generated by the Commercial business increased by $2.6 million, or 1.3%, to $201.1 million.  This fluctuation primarily reflects an increase of fully-insured enrollment during the quarter of approximately 25,000 member months and the reinstatement of the HIP fee pass-through in 2020, offset in part by lower average premium rates.

Managed Care Claims Incurred

Managed Care claims incurred during the three months ended March 31, 2020 increased by $87.9 million, or 14.9%, to $677.8 million when compared to the three months ended March 31, 2019.  The medical loss ratio (MLR) of the segment increased 10 basis points during the 2020 period, to 83.7%.  This fluctuation is primarily attributed to the net effect of the following:

•
The managed care claims incurred of the Medicare business increased by $52.7 million, or 19.7%, during 2020 and its MLR increased 210 basis point, to 82.7%.  The higher MLR mostly reflects improved benefits in the 2020 product offerings.  In addition, the 2019 MLR was favorably impacted by prior period reserve development.  These increases were partially offset by lower utilization of services during the last two weeks of the quarter as the result of the government enforced lock-down due to the COVID-19 pandemic.

•
The managed care claims incurred in the Medicaid business increased by $42.0 million, or 26.7%.  The MLR remained at 90.3% as the result of the lower utilization related to the COVID-19 lock-down, increase in premiums, reinstatement of the HIP fee pass-through, and the recognition by PRHIA/ASES of member acuity in premiums.  These decreases were offset by last year’s favorable prior period reserve development.

•
The managed care claims incurred of the Commercial business decreased by $6.8 million, or 4.2%, during 2020 and its MLR decreased 450 basis points, to 78.4%.  The lower MLR mostly reflects the impact of the lower utilization related to the COVID-19 lock-down and the reinstatement of the HIP fee pass-through in 2020.

Managed Care Operating Expenses

Managed Care operating expenses increased by $23.1 million, or 22.4%, to $126.1 million.  The operating expense ratio increased by 100 basis points to 15.5% in 2020.  The higher operating expenses mostly result from the reinstatement in 2020 of the HIP fee of $16.3 million.

Life Insurance Operating Results

	Three months ended
	March 31,
(dollar amounts in millions)	2020	2019
Operating revenues:
Premiums earned, net:
Premiums earned	$49.0	$45.6
Assumed earned premiums	-	0.7
Ceded premiums earned	(2.3)	(2.1)
Premiums earned, net	46.7	44.2
Net investment income	6.9	6.6
Total operating revenues	53.6	50.8
Operating costs:
Policy benefits and claims incurred	27.4	26.0
Underwriting and other expenses	21.1	19.2
Total operating costs	48.5	45.2
Operating income	$5.1	$5.6
Additional data:
Loss ratio	58.7%	58.8%
Operating expense ratio	45.2%	43.4%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Revenues

Premiums earned, net increased by $2.5 million, or 5.7% to $46.7 million as the result of higher sales across all lines of business and improved portfolio retention in the Individual Life line of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $1.4 million, or 5.4%, to $27.4 million, mostly as the result of higher volume of business in 2020 and an increase in actuarial reserves. The segment’s loss ratio decreased 10 basis point to 58.7%.

Underwriting and Other Expenses

Underwriting and other expenses increased $1.9 million, or 9.9%, to $21.1 million mostly reflecting higher commissions expense resulting from the segment’s higher volume of business, a higher amortization of deferred policy acquisition costs, and an increase in personnel costs.  The segment’s operating expense ratio increased 180 basis points to 45.2%.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(dollar amounts in millions)	2020	2019
Operating revenues:
Premiums earned, net:
Premiums written	$33.2	$31.0
Premiums ceded	(16.4)	(13.4)
Change in unearned premiums	3.8	1.8
Premiums earned, net	20.6	19.4
Net investment income	2.1	2.5
Total operating revenues	22.7	21.9
Operating costs:
Claims incurred	10.9	8.6
Underwriting and other expenses	12.0	9.7
Total operating costs	22.9	18.3
Operating (loss) income	$(0.2)	$3.6
Additional data:
Loss ratio	52.9%	44.3%
Operating expense ratio	58.3%	50.0%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Revenues

Total premiums written increased by $2.2 million, or 7.1%, to $33.2 million, mostly driven by higher premiums particularly in Commercial Package and Commercial Property products.

The premiums ceded to reinsurers increased by $3.0 million, or 22.4%, mostly due to approximately $3.0 million of reinsurance reinstatement premiums following losses recorded after the earthquakes experienced in the southwest region of Puerto Rico in January 2020.

The $2.0 million increase in the change in unearned premiums mostly reflects lower quota share reinsurance cessions.

Claims Incurred

Claims incurred increased by $2.3 million, or 26.7%, to $10.9 million mostly due to the recognition of $5.0 million of estimated earthquake losses after the January 2020 event partially offset by better loss experience in the segment’s on-going business.  As a result, the loss ratio increased by 860 basis points, to 52.9% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $2.3 million, or 23.7%, to $12.0 million mostly due to higher net commissions following the segment’s increase in premiums written.  The operating expense ratio was 58.3%, 830 basis points higher than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:
	Three months ended
	March 31,
(dollar amounts in millions)	2020	2019
Sources (uses) of cash:
Cash provided by (used in) operating activities	$6.5	$(69.9)
Net (purchases) proceeds of investment securities	(75.9)	16.5
Net capital expenditures	(4.6)	(3.0)
Capital contribution on equity method investees	(4.9)	-
Payments of long-term borrowings	(0.8)	(0.8)
Proceeds from policyholder deposits	10.3	3.6
Surrenders of policyholder deposits	(4.1)	(4.6)
Repurchase and retirement of common stock	(9.0)	-
Net change in short-term borrowings	24.0	-
Other	53.3	36.5
Net decrease in cash and cash equivalents	$(5.2)	$(21.7)

The increase of approximately $76.4 million in net cash provided by operating activities is mostly due to higher premium collections and lower payments to suppliers and employees, offset in part by higher claims paid in the Managed Care segment.

The net (purchases) proceeds from investments in securities are part our asset/liability management strategy.

The increase in capital contribution reflects capital contributions in exchange for a participation in equity method investees.

In August 2017 the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program.  In October 2019 the Company’s Board of Directors authorized an additional expansion to this program increasing its remaining balance up to a total of $25.0 million, effective November 2019.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2020, the Company repurchased and retired under this program 577,447 shares at an average per share price of $15.57, for an aggregate cost of $9.0 million.

The net change in short-term borrowings represents the outstanding balance of short-term facilities available to address timing differences between cash receipts and disbursements.

The fluctuation in other sources of cash reflects the $53.5 million change in outstanding checks in excess of bank balances.

Financing and Financing Capacity

Long-Term Borrowings

TSM has $35.5 million credit agreement with a commercial bank in Puerto Rico.  The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million.  Term Loan A matures in October 2023 while Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and, (iii) 325 basis points over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  As of March 31, 2020, we are in compliance with these covenants.

As detailed above, the three term loans under our credit agreement with a commercial bank in Puerto Rico bear interest rates in relation to 1-month and 3-month LIBOR, a widely used interest rate benchmark.

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

For further details, see Note 13, Borrowings, of the Notes to the Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2019.

Short-Term Facilities

We have several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the Federal Home Loan Bank of New York (“FHLBNY”) and a revolving credit facility.  See note 8 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of available short-term facilities.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2019.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None of the legal proceedings disclosed in note 24 to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K had a material development during the three months ended March 31, 2020.

Item 1A.  Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following risk factor was added during the three months ended March 31, 2020.

The COVID-19 pandemic and local, state and federal governments’ response to the pandemic may have a material adverse effect on our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus (COVID-19) as a global pandemic.  In response, the Puerto Rico Governor issued a stay at home order (as amended and extended, the “Order”) on March 15, 2020 requiring the closure of non-essential businesses until May 4, 2020.  On May 1, 2020, the Governor further amended and extended the Order to provide for the gradual re-opening of the economy through May 25, 2020, provided that the risk of contagion does not increase significantly by then. Our Managed Care business, although considered an essential business excluded from closure in the Order, is operating mostly remotely as a cautionary measure. Our Life and Property & Casualty businesses are among those industries that were allowed to re-open under the most recent extension of the Order, subject to compliance with certain safety and risk management measures.  Accordingly, since May 4, 2020, we are in the process of gradually re-opening these offices.  New sales have been or could be affected in all our segments during the lock-down as sales functions have had to be performed remotely given that they are not considered essential under the Order.

At this point it is not possible to reliably estimate the length or severity of this outbreak, the length and effectiveness of government and private sector mitigation measures, and other variables which will determine the ultimate financial impact of the pandemic on the Company.  Additionally, the situation is rapidly developing and evolving.  We are therefore unable to reliably estimate the ultimate impact of the COVID-19 pandemic on the Company.  However, certain risks discussed in our 2019 Annual Report on Form 10-K may increase or materialize.  We are closely monitoring the development of the situation to assess its impact on our business.  We have experienced a temporary decrease in utilization caused by postponement or cancelation of elective services and medical appointments driven by the Order, which could cause our MLR to temporarily drop.  Conversely, the pandemic could result in a material increase in medical claims as COVID-19 cases increases and the return of deferred utilization. Furthermore, COVID-19 related federal and state legislation and regulation may adversely impact our business, financial condition and results of operations. For example, the U.S. and Puerto Rico legislatures have enacted or are contemplating measures requiring health care insurers to cover and/or waive pre-authorization and cost-sharing for COVID-19 related testing, vaccines, treatment or services, which may adversely affect our profitability.  See Item 1A.  Risk Factors – Risks Related to our Business – “Our inability to contain managed care costs may adversely affect our business and profitability” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Property & Casualty business interruption policies include an exclusion of coverage due to virus or bacteria.  However, there are federal and local legislative efforts to retroactively eliminate such exclusions or otherwise require property and casualty insurers to cover COVID-19 losses under their business interruption policies.  While we believe this type of legislative measure could be challenged on constitutional and other grounds, if successfully implemented, it would have a material adverse effect on our Property and Casualty Insurance segment.  With respect to our Life segment, there is a risk that the pandemic result in a higher number of deaths, and therefore a higher number of claims for death benefits than assumed in our actuarial models.

See Item 1A. Risk Factors – Risks Related to our Business – “Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Finally, while estimates vary, the COVID-19 pandemic is widely considered to have had and continue to have a significant effect on the Puerto Rico, U.S. and global economies. Financial market volatility caused by the pandemic has decreased and may further decrease the market value of our investment portfolios, including those in the employees noncontributory pension plan. Furthermore, as the financial capacity of our customers is adversely affected, we may experience delinquency in premium payments and ultimately a decrease in insured customers in our commercial line of business and premiums earned, net, or other adverse effects. See Item 1A. Risk Factors – Risks Related to our Business –  “Our investment portfolios are subject to varying economic and market conditions. See also “The securities and credit markets could experience extreme volatility and disruption.” and “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

These and other risks, some of which we may be unable to identify at this time due to the evolving and highly uncertain nature of this event, could adversely impact our business, financial condition and results of operations.

See Item 1A.  Risk Factors – Risks Related to our Business – “Our inability to contain managed care costs may adversely affect our business and profitability” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Property & Casualty business interruption policies include an exclusion of coverage due to virus or bacteria.  However, there are federal and local legislative efforts to retroactively eliminate such exclusions or otherwise require property and casualty insurers to cover COVID-19 losses under their business interruption policies.  While we believe this type of legislative measure could be challenged on constitutional and other grounds, if successfully implemented, it would have a material adverse effect on our Property and Casualty Insurance segment.  With respect to our Life segment, there is a risk that the pandemic result in a higher number of deaths, and therefore higher number of claims for death benefits than assumed in our actuarial models.  These and other risks, some of which we may be unable to identify at this time, could adversely impact our business, financial condition and results of operations.

See Item 1A. Risk Factors – Risks Related to our Business – “Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Finally, while estimates vary, the COVID-19 pandemic is widely considered to have had and continue to have a devastating effect on the Puerto Rico, U.S. and global economies. As the financial capacity of our customers is adversely affected, we may experience delinquency in premium payments and ultimately a decrease in insured customers in our commercial line of business and premiums earned, net. See Item 1A. Risk Factors – Risks Related to our Business –  “Our investment portfolios are subject to varying economic and market conditions. See also “The securities and credit markets could experience extreme volatility and disruption.” and “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1, 2020 to January 31, 2020	280,670	$17.89	279,151	$10.0
February 1, 2020 to February 29, 2020	-	-	-	10.0
March 1, 2020 to March 31, 2020	303,659	13.39	298,296	6.0

(1) Represents shares repurchased and retired as the result of non-cash tax witholdings upon vesting of shares of participants under the Company’s equity compensation plans.  In January and March 2020, 1,519 and 5,363 shares, respectively, were repurchased and retired as the result of non-cash tax witholdings upon vesting of shares.

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

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2020 and 2019 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	May 7, 2020	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	May 7, 2020	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer