Form 10-Q
period 2020-06-30
TRIPLE-S MANAGEMENT CORP
filed 2020-08-06
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2020

Common Stock Class B, $1.00 par value	23,437,565

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended June 30, 2020

Part I -  Financial Information

Item 1.  Financial Statements
Triple-S Management Corporation
Condensed Consolidated Interim Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,292,751	$1,242,883
Fixed maturities held to maturity, at amortized cost	1,860	1,860
Equity investments, at fair value	344,604	287,525
Other invested assets, at net asset value	105,525	100,508
Policy loans	10,958	10,861
Cash and cash equivalents	141,071	109,837
Total investments and cash	1,896,769	1,753,474
Premiums and other receivables, net	547,209	567,692
Deferred policy acquisition costs and value of business acquired	238,636	234,885
Property and equipment, net	126,685	88,588
Deferred tax asset	76,010	77,294
Goodwill	28,614	28,599
Other assets	107,507	68,294
Total assets	$3,021,430	$2,818,826
Liabilities and Stockholders’ Equity
Claim liabilities	$725,214	$709,258
Liability for future policy benefits	396,205	386,017
Unearned premiums	89,456	93,301
Policyholder deposits	200,499	189,120
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	59,184	47,781
Accounts payable and accrued liabilities	456,607	325,761
Deferred tax liability	10,999	10,257
Short-term borrowings	15,000	54,000
Long-term borrowings	54,940	25,694
Liability for pension benefits	33,791	34,465
Total liabilities	2,041,895	1,875,654
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,437,565 and 23,799,633 shares at June 30, 2020 and December 31, 2019, respectively	23,438	23,800
Additional paid-in capital	52,372	60,504
Retained earnings	847,486	830,198
Accumulated other comprehensive income	56,949	29,363
Total Triple-S Management Corporation stockholders’ equity	980,245	943,865
Non-controlling interest in consolidated subsidiary	(710)	(693)
Total stockholders’ equity	979,535	943,172
Total liabilities and stockholders’ equity	$3,021,430	$2,818,826

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Premiums earned, net	$858,535	$859,493	$1,734,432	$1,627,495
Administrative service fees	2,809	2,456	5,003	5,088
Net investment income	13,815	15,062	28,126	30,438
Other operating revenues	303	1,591	4,342	3,168
Total operating revenues	875,462	878,602	1,771,903	1,666,189
Net realized investment (losses) gains	(221)	2,364	(687)	3,679
Net unrealized investment gains (losses) on equity investments	28,338	3,323	(28,468)	22,992
Other income, net	801	1,705	4,406	2,874
Total revenues	904,380	885,994	1,747,154	1,695,734
Benefits and expenses:
Claims incurred	653,087	706,304	1,367,609	1,329,494
Operating expenses	178,659	134,084	340,860	266,747
Total operating costs	831,746	840,388	1,708,469	1,596,241
Interest expense	1,864	1,831	3,717	3,619
Total benefits and expenses	833,610	842,219	1,712,186	1,599,860
Income before taxes	70,770	43,775	34,968	95,874
Income tax expense	27,181	12,849	17,531	30,165
Net income	43,589	30,926	17,437	65,709
Net loss attributable to non-controlling interest	(10)	(5)	(17)	(8)
Net income attributable to Triple-S Management Corporation	$43,599	$30,931	$17,454	$65,717
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$1.88	$1.35	$0.75	$2.88
Diluted net income per share	$1.87	$1.35	$0.75	$2.87

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$43,589	$30,926	$17,437	$65,709
Other comprehensive income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	11,401	14,929	27,280	28,370
Defined benefit pension plan:
Actuarial loss, net	153	56	306	112
Total other comprehensive income, net of tax	11,554	14,985	27,586	28,482
Comprehensive income	55,143	45,911	45,023	94,191
Comprehensive loss attributable to non-controlling interest	(10)	(5)	(17)	(8)
Comprehensive income attributable to Triple-S Management Corporation	$55,153	$45,916	$45,040	$94,199

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172
Share-based compensation	-	590	1,769	-	-	2,359	-	2,359
Repurchase and retirement of common stock	-	(584)	(8,511)	-	-	(9,095)	-	(9,095)
Comprehensive (loss) income	-	-	-	(26,145)	16,032	(10,113)	(7)	(10,120)
Cummulative effect adjustment due to implementation of ASU 2016-13	-	-	-	(166)	-	(166)	-	(166)
Balance, March 31, 2020	$-	$23,806	$53,762	$803,887	$45,395	$926,850	$(700)	$926,150
Share-based compensation	-	7	4,228	-	-	4,235	-	4,235
Repurchase and retirement of common stock	-	(375)	(5,618)	-	-	(5,993)	-	(5,993)
Comprehensive income (loss)	-	-	-	43,599	11,554	55,153	(10)	55,143
Balance, June 30, 2020	$-	$23,438	$52,372	$847,486	$56,949	$980,245	$(710)	$979,535

Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	177	1,409	-	-	1,586	-	1,586
Repurchase and retirement of common stock	-	(1)	(15)	-	-	(16)	-	(16)
Comprehensive income (loss)	-	-	-	34,786	13,497	48,283	(3)	48,280
Balance, March 31, 2019	$951	$22,156	$35,415	$796,756	$16,559	$871,837	$(679)	$871,158
Share-based compensation	-	44	4,276	-	-	4,320	-	4,320
Comprehensive income (loss)	-	-	-	30,931	14,985	45,916	(5)	45,911
Balance, June 30, 2019	$951	$22,200	$39,691	$827,687	$31,544	$922,073	$(684)	$921,389

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$17,437	$65,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,744	7,045
Net amortization of investments	1,270	847
Additions to the allowance for doubtful receivables	5,658	246
Deferred tax (benefit) expense	(4,976)	16,592
Net realized investment losses (gains) on sale of securities	687	(3,679)
Net unrealized losses (gains) on equity investments	28,468	(22,992)
Interest credited to policyholder deposits	3,160	2,811
Share-based compensation	6,594	5,907
Loss on disposition of property and equipment	154	-
Decrease (increase) in assets:
Premium and other receivables, net	22,359	18,674
Deferred policy acquisition costs and value of business acquired	(5,588)	(12,475)
Deferred taxes	(91)	69
Other assets	(35,348)	(4,767)
Increase (decrease) in liabilities:
Claim liabilities	15,956	(71,362)
Liability for future policy benefits	10,188	13,164
Unearned premiums	(3,845)	(521)
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	11,403	4,239
Accounts payable and accrued liabilities	89,052	6,798
Net cash provided by operating activities	170,282	26,305

(Continued)

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2020	2019

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$66,316	$315,495
Fixed maturities matured/called	18,752	14,420
Securities held to maturity:
Fixed maturities matured/called	339	1,178
Equity investments sold	72,775	70,054
Other invested assets sold	11,814	2,096
Acquisition of investments:
Securities available for sale:
Fixed maturities	(91,930)	(291,533)
Securities held to maturity:
Fixed maturities	(340)	(539)
Equity investments	(160,104)	(67,560)
Other invested assets	(20,799)	(15,424)
Increase in other investments	(2,400)	(2,692)
Net change in policy loans	(97)	(771)
Net capital expenditures	(45,927)	(10,659)
Capital contribution on equity method investees	(4,933)	-
Net cash (used in) provided by investing activities	(156,534)	14,065
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	34,024	13,189
Repayments of short-term borrowings	(39,000)	-
Proceeds from long-term borrowings	30,841	-
Repayments of long-term borrowings	(1,618)	(1,613)
Repurchase and retirement of common stock	(14,982)	(1)
Proceeds from policyholder deposits	16,421	8,204
Surrenders of policyholder deposits	(8,200)	(11,421)
Net cash provided by financing activities	17,486	8,358
Net increase in cash and cash equivalents	31,234	48,728
Cash and cash equivalents:
Beginning of period	109,837	117,544
End of period	$141,071	$166,272

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020.

(2)	Significant Accounting Policies

Investments

Fixed maturities

Investment in debt securities at June 30, 2020 and December 31, 2019 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

If a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the Company will write off any previously recognized allowance for credit losses and will decrease the amortized cost basis of the security. If the allowance has been fully written off and the fair value is less than its amortized cost basis, the amortized cost basis is written down and an impairment loss is recognized in the Company’s consolidated statements of earnings. As of June 30, 2020, no allowance for credit losses was recorded in the condensed consolidated interim financial statements.

The credit component of the impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. If there is an increase in the projected future cash flows of the fixed maturity security in subsequent periods, all or part of the allowance for credit losses may be reversed.

When evaluating whether it has the ability and intent to hold the investment until a market price recovery, the Company considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity of the impairment, market conditions, changes in the security’s rating, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Equity investments

Investment in equity securities at June 30, 2020 and December 31, 2019 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are mainly based on quoted market prices for those or similar investments at the reporting date.  For a specific equity investment, the fair value is estimated using the net asset value (NAV) of the Company’s ownership interest in the partnership.  Unrealized holding gains and losses on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific identification basis.

Other invested assets

Other invested assets at June 30, 2020 and December 31, 2019 consist mainly of alternative investments in partnerships that invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair value of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of June 30, 2020 amounted to $58,071.  The remaining average commitments period is approximately three years.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Health Insurance Providers Fee

The Patient Protection and Affordable Care Act (ACA) as amended by the Health Care and Education Reconciliation Act mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year. The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight-line basis. The fee payment is due on September 30 of each year.  The deferred cost is included within the other asset line item and the accrued fee is included within the accounts payable and accrued liabilities line item in the accompanying condensed consolidated balance sheets. The fee is presented within operating expenses in the accompanying condensed consolidated statements of earnings. The HIP Fee was waived for all health insurance providers during the year ended December 31, 2019. The Taxpayer Certainty and Disaster Tax Relief Act of 2019 and the Further Consolidated Appropriations Act of 2020, signed into law on December 20, 2019, repealed the HIP Fee effective calendar years beginning after December 31, 2020. As of June 30, 2020, the HIP Fee deferred cost amounted to $24,224 and the accrued HIP Fee amounted to $55,470. As of December 31, 2019, no balance was deferred or accrued for the HIP Fee.

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

On January 26, 2017, the FASB issued guidance to simplify the manner in which an entity is required to evaluate goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this guidance, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, this guidance removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  For public companies, these amendments, which should be applied on a prospective basis, are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard effective January 1, 2020. Upon adoption of this standard, if the carrying amount of any of the reporting units exceeds its fair value, the Company will be required to record an impairment charge for the difference up to the amount of the goodwill.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

On August 27, 2018, the FASB issued guidance for Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement.  This update focuses on improving the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements.  Specifically, certain disclosure requirements are removed (the amount of, and reasons for, transfer between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements) while certain other disclosures are modified and added (changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements).  The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent period in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted the standard effective January 1, 2020. The adoption of this guidance did not have a material impact on the presentation and disclosures of the Company’s condensed consolidated interim financial statements.

On August 29, 2018, the FASB issued guidance for Intangibles – Goodwill and Other – Internal-Use Software. Guidance addresses customers’ accounting for implemented costs incurred in a cloud computing arrangement that is a service contract and aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.  The amendments require a customer in a hosting arrangement that is a service contract to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  Additionally, it requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement.  For public companies, these amendments will be applied on a prospective basis, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted the standard effective January 1, 2020. The adoption of this guidance did not have a material impact on the results of the Company’s condensed consolidated interim financial statements.

Future Adoption of Accounting Standards

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months and six months ended June 30, 2020 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for alternative investments, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$17,198	$834	$-	$18,032
U.S. Treasury securities and obligations of U.S. government instrumentalities	102,649	9,318	-	111,967
Municipal securities	592,541	51,941	-	644,482
Corporate bonds	195,227	31,534	-	226,761
Residential mortgage-backed securities	267,075	15,965	(263)	282,777
Collateralized mortgage obligations	7,983	749	-	8,732
Total fixed maturities available for sale	$1,182,673	$110,341	$(263)	$1,292,751

	December 31, 2019
	Amortized cost	Gross Unrealized gains	Gross Unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$17,209	$477	$-	$17,686
U.S. Treasury securities and obligations of U.S. government instrumentalities	102,230	4,779	-	107,009
Municipal securities	595,051	34,735	(22)	629,764
Corporate bonds	187,096	21,721	(74)	208,743
Residential mortgage-backed securities	262,783	8,073	(320)	270,536
Collateralized mortgage obligations	8,674	471	-	9,145
Total fixed maturities available for sale	$1,173,043	$70,256	$(416)	$1,242,883

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$615	$223	$-	$838
Residential mortgage-backed securities	165	6	-	171
Certificates of deposit	1,080	-	-	1,080
Total	$1,860	$229	$-	$2,089

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$615	$158	$-	$773
Residential mortgage-backed securities	165	1	-	166
Certificates of deposit	1,080	-	-	1,080
Total	$1,860	$159	$-	$2,019

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$106,790	$2,082	$(3,347)	$105,525

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$97,575	$3,721	$(788)	$100,508

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019 were as follows:
	June 30, 2020
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Residential mortgage-backed securities	$9,137	$(263)	3	$-	$-	-	$9,137	$(263)	3
Total fixed maturities	$9,137	$(263)	3	$-	$-	-	$9,137	$(263)	3
Other invested assets - Alternative investments	$56,414	$(3,129)	14	$5,953	$(218)	2	$62,367	$(3,347)	16

	December 31, 2019
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Municipal securities	$10,656	$(22)	3	$-	$-	-	$10,656	$(22)	3
Corporate bonds	5,047	(74)	1	-	-	-	5,047	(74)	1
Residential mortgage-backed securities	79,902	(320)	16	-	-	-	79,902	(320)	16
Total fixed maturities	$95,605	$(416)	20	$-	$-	-	$95,605	$(416)	20
Other invested assets - Alternative investments	$24,437	$(605)	8	$10,580	$(183)	1	$35,017	$(788)	9

The Company reviews the available for sale and other invested assets portfolios under the Company’s impairment review policy. Given market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and material impairments and allowances may be recorded in future periods. The Corporation from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

Residential mortgage-backed securities: The unrealized losses on these investments were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns. The Company does not consider these investments to be credit impaired because the decline in fair value is attributable to changes in interest rates; the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows.

Alternative investments: As of June 30, 2020, alternative investments with unrealized losses are not considered credit impaired based on market conditions.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	June 30, 2020
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	$27,639	$28,173
Due after one year through five years	498,068	535,717
Due after five years through ten years	205,045	225,692
Due after ten years	176,863	211,660
Residential mortgage-backed securities	267,075	282,777
Collateralized mortgage obligations	7,983	8,732
	$1,182,673	$1,292,751
Fixed maturities held to maturity
Due in one year or less	$1,080	$1,080
Due after ten years	615	838
Residential mortgage-backed securities	165	171
	$1,860	$2,089

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $239,285 and $145,981 and a fair value of $258,342 and $152,916 at June 30, 2020 and December 31, 2019, respectively, were pledged with the Federal Home Loan Bank of New York (FHLBNY) to secure short-term borrowings.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(4)	Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$777	$1,775	$1,551	$2,647
Gross losses	-	(1)	(6)	(319)
Total fixed securities	777	1,774	1,545	2,328
Equity investments:
Gross gains	60	829	990	2,131
Gross losses	(1,158)	(408)	(2,770)	(1,045)
Gross losses from impaired securities	-	-	(678)	-
Total equity investments	(1,098)	421	(2,458)	1,086
Other invested assets:
Gross gains	100	189	226	321
Gross losses	-	(20)	-	(56)
Total other invested assets	100	169	226	265
Net realized investment (losses) gains	$(221)	$2,364	$(687)	$3,679

The gross losses from impaired securities during the six months ended June 30, 2020 is related to an equity method investment held by the Company.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	$20,482	$19,461	$40,238	$36,551
Other invested assets	(4,766)	99	(4,198)	672
	$15,716	$19,560	$36,040	$37,223
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(2)	$21	$70	$36

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the six months ended June 30, 2020 and 2019 was $7,205 and $7,446, respectively.

As of June 30, 2020, and December 31, 2019, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	June 30, 2020	December 31, 2019
Premium	$145,775	$188,861
Self-funded group receivables	23,946	28,672
FEHBP	13,053	13,894
Agent balances	36,344	30,784
Accrued interest	10,595	11,307
Reinsurance recoverable	235,291	239,767
Other	135,938	110,952
	600,942	624,237
Less allowance for doubtful receivables:
Premium	41,406	36,622
Other	12,327	19,923
	53,733	56,545
Total premium and other receivables, net	$547,209	$567,692

As of  June 30, 2020, and December 31, 2019, the Company had premiums and other receivables of $70,004 and $49,176, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of June 30, 2020 and December 31, 2019 were $25,631 and $22,091, respectively.

(6)	Property and Equipment, Net

Property and equipment, net are composed of the following:

	June 30,	December 31,
	2020	2019

Land	$10,976	$10,976
Buildings and leasehold improvements	129,070	92,752
Office furniture and equipment	31,420	27,878
Computer equipment and software	132,405	133,922
Automobiles	700	761
	304,571	266,289
Less accumulated depreciation and amortization	177,886	177,701
Property and equipment, net	$126,685	$88,588

On June 19, 2020, the Company acquired a nine-story office building (the Building), located at 1451 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, as well as the adjoining multi-level parking structure and a parking lot. See Note 9 for further information on the credit agreement obtained to partially finance the acquisition of the Building.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(7)	Fair Value Measurements

Our condensed consolidated balance sheets include the following financial instruments: securities available for sale, equity investments, policy loans, policyholder deposits, short-term borrowings and long-term borrowings.  We consider the carrying amounts of policy loans, policyholder deposits, short-term borrowings and long-term borrowings to approximate their fair value and are considered Level 2 financial instruments.  Certain assets are measured at fair value on a recurring basis and are disclosed below. These assets are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$18,032	$-	$18,032
U.S. Treasury securities and obligations of U.S government instrumentalities	111,967	-	-	111,967
Municipal securities	-	644,482	-	644,482
Corporate bonds	-	226,761	-	226,761
Residential agency mortgage-backed securities	-	282,777	-	282,777
Collateralized mortgage obligations	-	8,732	-	8,732
Total fixed maturities	$111,967	$1,180,784	$-	$1,292,751
Equity investments	$185,308	$154,059	$5,237	$344,604

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$17,686	$-	$17,686
U.S. Treasury securities and obligations of U.S government instrumentalities	107,009	-	-	107,009
Municipal securities	-	629,764	-	629,764
Corporate bonds	-	208,743	-	208,743
Residential agency mortgage-backed securities	-	270,536	-	270,536
Collateralized mortgage obligations	-	9,145	-	9,145
Total fixed maturities	$107,009	$1,135,874	$-	$1,242,883
Equity investments	$177,136	$105,180	$5,209	$287,525

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2020 and the year ended December 31, 2019.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30 is as follows:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Beginning Balance	$5,239	$5,209
Unrealized in other accumulated comprehensive income	(2)	28
Ending Balance	$5,237	$5,237

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

(8)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:
	Six months ended June 30, 2020
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$341,277	$367,981	$709,258
Reinsurance recoverable on claim liabilities	-	(137,017)	(137,017)
Net claim liabilities at beginning of period	341,277	230,964	572,241
Claims incurred
Current period insured events	1,308,194	58,559	1,366,753
Prior period insured events	(3,392)	(9,821)	(13,213)
Total	1,304,802	48,738	1,353,540
Payments of losses and loss-adjustment expenses
Current period insured events	1,039,871	23,660	1,063,531
Prior period insured events	257,073	27,952	285,025
Total	1,296,944	51,612	1,348,556
Net claim liabilities at end of period	349,135	228,090	577,225
Reinsurance recoverable on claim liabilities	-	147,989	147,989
Claim liabilities at end of period	$349,135	$376,079	$725,214

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

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

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the six months ended June 30, 2020 and 2019 are due primarily to better than expected utilization trends. Reinsurance recoverable on unpaid claims is reported as premiums and other receivables, net in the accompanying condensed consolidated interim financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $4,746 and $14,069 during the three months and six months ended June 30, 2020, respectively. The change in the liability for future policy benefits during the three months and six months ended June 30, 2019 amounted to $9,297 and $17,994, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of June 30, 2020.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2019	$25,985
2020	268,323

(9)	Borrowings

Long-Term Borrowings

A summary of the borrowings entered by the Company are as follows:

	June 30, 2020	December 31, 2019

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.18% at June 30, 2020).	$5,447	$6,267
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 4.20% at June 30, 2020).	16,707	17,211
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 4.70% at June 30, 2020).	2,107	2,401
Secured loan payable of $31,350, payable in monthly installments of $105 through May 1, 2025, plus interest at prime rate (which was 3.25% at June 30, 2020). Last payment of $25,185 due on June 19, 2025.	31,350	-
Total borrowings	55,611	25,879

Less: unamortized debt issuance costs	671	185
	$54,940	$25,694

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Aggregate maturities of the Company’s borrowings as of June 30, 2020 are summarized as follows:

Remaining of 2020	$2,245
2021	4,490
2022	4,490
2023	4,196
2024	14,484
Thereafter	25,706
$55,611

On June 19, 2020, TSM entered into a $31,350 Credit Agreement (the Loan) with a commercial bank in Puerto Rico. The proceeds of the Loan were used by the Company to partially finance the acquisition of the Building (see Note 6).

The Loan is guaranteed by a mortgage over the Building, a pledge of all collateral related to the Building and an assignment of the rents collected for the lease of office space in the Building. Pursuant to the credit agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Interest shall be paid on a monthly basis commencing on July 1, 2020 until the principal of the Loan has been paid in full.

The Company may, at its option and at any time, upon written notice as specified in the credit agreement, prepay prior to maturity, all or any part of the Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year and 1% during the third year, and thereafter at par.

The four term loans under credit agreements with commercial banks in Puerto Rico include certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with all these covenants as of June 30, 2020.

Short-term Borrowings

The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from FHLBNY and a revolving credit facility.

•
In August 2019, Triple-S Salud, Inc. (TSS) and Triple-S Vida, Inc. (TSV) became members of the FHLBNY, which provides access to collateralized advances.  The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of June 30, 2020, the borrowing capacity was approximately $120,074 for TSS and $91,943 for TSV.  As of December 31, 2019, the borrowing capacity was approximately $82,200 for TSS and $48,900 for TSV. The outstanding balance as of June 30, 2020 for TSV is $15,000 . TSS had no outstanding balance as of June 30, 2020. The outstanding balance as of December 31, 2019 for TSS and TSV was $25,000 and $29,000, respectively. The average interest rate of the outstanding balance is 0.41% and 1.79% as of June 30, 2020 and December 31, 2019, respectively.

•
Triple-S Advantage, Inc. (TSA) has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 250 basis points and contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matured on June 30, 2020 and was renewed for an additional year. As of June 30, 2020, there is no outstanding balance.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(10)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$1,540	$1,741	$3,080	$3,482
Expected return on assets	(2,209)	(2,217)	(4,418)	(4,434)
Amortization of actuarial loss	244	90	488	179
Settlement loss	356	375	712	750
Net periodic benefit cost	$(69)	$(11)	$(138)	$(23)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2019 that it expected to contribute $2,000 to the pension program in 2020.  As of June 30, 2020, the Company has not made contributions to the pension program.

(11)	Stock Repurchase Program

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors. Shares purchased under share repurchase programs are retired and returned to authorized and unissued status.

In August 2017 the Company’s Board of Directors authorized a $30,000 repurchase program (2017 $30,000 program) of its Class B common stock.  In February 2018 the Company’s Board of Directors authorized a $25,000 expansion of this program. In October 2019 the Company’s Board of Directors authorized an expansion to this repurchase program increasing its remaining balance up to a total of $25,000, effective November 2019. During the three months ended June 30, 2020, the Company repurchased and retired under this program 375,373 shares at an average per share price of $15.96, for an aggregate cost of $5,993. During the six months ended June 30, 2020, the Company repurchased and retired under this program 952,820 shares at an average per share price of $15.72, for an aggregate cost of $14,982. During the three months and six months ended June 30, 2019 no stocks were repurchased under a repurchase program. This program was completed in May 2020.

(12)	Reinsurance

Triple-S Propiedad, Inc. (TSP) uses facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events. TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes. The incidence and severity of catastrophes are inherently unpredictable. Under these treaties, TSP ceded premiums written were $14,310 and $10,245 for the three months ended June 30, 2020 and 2019, respectively, and $30,717 and $23,674 for the six months ended June 30, 2020, and 2019, respectively. During the six months ended June 30, 2020, TSP ceded claims incurred amounting to $40,000 related to losses caused by the January 2020 earthquakes.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Principal reinsurance agreements are as follows:

•	Casualty excess of loss treaty provides reinsurance for losses up to $20,000, subject to a retention of $225.

•	Medical malpractice excess of loss treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•	Property reinsurance treaty includes proportional cessions and a per risk excess of loss contract limiting losses to $400 in $30,000 risks.

•	Catastrophe protection is purchased limiting losses to $5,000 per event with losses up to approximately $809,000 in a $814,000 event.

All principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal. TSP’s current property and catastrophe reinsurance program was renewed effective April 1, 2020 for a twelve months period ending March 31, 2021. Other contracts were renewed as expiring on January 1, 2020.

(13)	Leases

The Company’s subsidiaries lease their regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms ranges from 0.5 to 14.4 years. The Company identifies leases when it has both the right to obtain substantially all economic benefits from the use of the asset and the right to direct the use of the asset.

The Company recognizes the right-of -use of assets and lease liabilities related to operating leases in its balance sheet statement under the caption of other assets and accounts payables and accrued liabilities, respectively. As of June 30, 2020, the right -of -use asset and lease liabilities balance was $14,421 and $14,655, respectively. As of December 31, 2019, the right-of -use asset and lease liabilities balance was $10,438 and $10,586, respectively. The weighted -average remaining lease term is 6.0 years as of June 30, 2020.

The Company uses the incremental borrowing rate for purposes of discounting lease payments for our operating leases since our lease agreements do not provide a readily determinable implicit rate. We estimate our incremental borrowing rate based on information available at lease commencement date. The weighted-average discount rate of our operating leases is 5.2% as of June 30, 2020.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Undiscounted cash flows of operating leases are summarized as follows:

Remaning of 2020	$2,063
2021	3,935
2022	3,371
2023	2,273
2024	1,798
Thereafter	3,415
Total lease payments	16,855
Less: imputed interest	(2,200)
Total	$14,655

At December 31, 2019, operating lease commitments under lessee arrangements were $4,713, $3,790, $3,200, $2,171, $1,710 and $2,707 for 2020 through 2024 and thereafter, respectively. The following presents the lease cost recognized by the Company:

Six months ended
June 30, 2020
Operating lease cost	$1,903
Short-term lease cost	629
Total lease cost	$2,532

Also, the Company leases certain floors of one of its buildings and generates rental income. Maturity analysis of lease payments to be received from its lessees as of June 30, 2020, is summarized as follows:

Remaining of 2020	$945
2021	1,909
2022	1,947
2023	1,986
2024	2,026
Thereafter	2,625
Total	$11,438

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(14)	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Unrealized Gain on Securities
Beginning Balance	$73,709	$40,749	$57,830	$27,308
Other comprehensive income before reclassifications	10,681	16,820	26,730	31,313
Amounts reclassified from accumulated other comprehensive income (loss)	720	(1,891)	550	(2,943)
Net current period change	11,401	14,929	27,280	28,370
Ending Balance	85,110	55,678	85,110	55,678
Liability for Pension Benefits Beginning Balance	(28,314)	(24,190)	(28,467)	(24,246)
Amounts reclassified from accumulated other comprehensive income	153	56	306	112
Ending Balance	(28,161)	(24,134)	(28,161)	(24,134)
Accumulated Other Comprehensive Income Beginning Balance	45,395	16,559	29,363	3,062
Other comprehensive income before reclassifications	10,681	16,820	26,730	31,313
Amounts reclassified from accumulated other comprehensive income (loss)	873	(1,835)	856	(2,831)
Net current period change	11,554	14,985	27,586	28,482
Ending Balance	$56,949	$31,544	$56,949	$31,544

(15)	Share-Based Compensation

 Share-based compensation expense recorded during the three months ended June 30, 2020 and 2019 was $4,235 and $4,320, respectively. Share-based compensation expense recorded during the six months ended June 30, 2020 and 2019 was $6,594 and $5,907, respectively. During the six months ended June 30, 2020 and 2019, 6,882 and 602 shares, respectively, were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the three months ended June 30, 2020 and 2019.

(16)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$43,599	$30,931	$17,454	$65,717
Denominator for basic earnings per share:
Weighted average of common shares	23,193,626	22,830,399	23,287,787	22,794,297
Effect of dilutive securities	77,677	64,601	85,198	72,394
Denominator for diluted earnings per share	23,271,303	22,895,000	23,372,985	22,866,691
Basic net income per share attributable to TSM	$1.88	$1.35	$0.75	$2.88
Diluted net income per share attributable to TSM	$1.87	$1.35	$0.75	$2.87

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(17)	Contingencies

The following information supplements and amends, as applicable, the disclosures in Note 24 to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K.  The Company’s business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, U.S. Virgin Islands (USVI), Costa Rica, British Virgin Islands (BVI), and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company’s compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

The Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded.  Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. However, there are legal proceedings where a loss is reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses. We currently believe that the range of possible losses for such proceedings in excess of established reserves is, in the aggregate, from $0 to approximately $10,000 at June 30, 2020. The outcome of legal proceedings is inherently uncertain; pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Additionally, we may face various potential litigation claims that have not been asserted to date.

Claims by Heirs of Former Shareholders

The Company and TSS are defending four individual lawsuits: Vera Sanchez, et al, v. Triple-S; Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al; Cebollero Santamaria v. Triple-S Salud, Inc., et al; and Ruiz de Porras, et al, v. Triple-S Salud, Inc.  All claims were filed in the Puerto Rico Court of First Instance by persons who claim to have inherited a total of 41 shares of the Company or one of its predecessors or affiliates (before giving effect to a 3,000-for-one stock split).  While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.  Consequently, the remedy requested by the plaintiffs is to be recognized as shareholders of the Company in the corresponding proportion.

As a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, these claims are being litigated on their merits.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

In Cebollero Santamaria v. Triple-S Salud, Inc., et. al. the Puerto Rico Court of First Instance entered partial summary judgment in favor of plaintiff on June 20, 2019. The Company filed a request for reconsideration that is pending adjudication and intends to continue defending this case vigorously in an appeal stage if necessary.

In Vera Sanchez, et. al. v. Triple-S, Inc., the Puerto Rico Court of First Instance entered summary judgment in favor of the Company. Plaintiffs appealed before the Puerto Rico Court of Appeals. The Company filed its opposition on October 31, 2019. On June 24, 2020, the Court of Appeals revoked the summary judgement and remanded the case back to the Court of First Instance on the grounds that summary judgement was inappropriate because there are disputes as to issues of material fact. We will continue to defend this case vigorously.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
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

On April 16, 2018 Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018 Hon. Judge Proctor agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling. The parties re-commenced mediation with subscribers in April 2019 and with providers in September 2019. Based on the state of negotiation with subscribers, the Company has accrued $32,000 related to this legal proceeding.

Claims Relating to the Provision of Health Care Services

TSS is a defendant in several claims for collection of monies in connection with the provision of health care services.

On April 17, 2015, the Puerto Rico Health Insurance Administration ("ASES" by its Spanish acronym) notified the Company of a complaint from a medical service provider demanding payment amounting to $5,073. Claimant alleges that TSS did not pay the claims, paid them incorrectly, or recovered payments from the provider for which TSS did not have the right. TSS answered the complaint and counterclaimed. TSS denies any wrongdoing and will continue to defend this matter vigorously. The parties have concluded the claim reconciliation process and have agreed on a settlement amount to be paid by ASES. On July 28, 2020 ASES approved the disbursment and issued a resolution closing the complaint.

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

(18)	Segment Information

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following tables summarize the operations by reportable segment for the three months and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating revenues:
Managed Care:
Premiums earned, net	$788,773	$793,355	$1,598,059	$1,498,405
Administrative service fees	2,809	2,456	5,003	5,088
Intersegment premiums/service fees	1,076	1,645	2,719	3,129
Net investment income	4,690	5,479	9,698	11,357
Total managed care	797,348	802,935	1,615,479	1,517,979
Life Insurance:
Premiums earned, net	47,523	44,511	93,709	88,233
Intersegment premiums	545	508	1,036	986
Net investment income	6,795	6,822	13,725	13,382
Total life insurance	54,863	51,841	108,470	102,601
Property and Casualty Insurance:
Premiums earned, net	22,239	21,627	42,664	40,857
Intersegment premiums	154	154	307	307
Net investment income	2,323	2,384	4,448	4,871
Total property and casualty insurance	24,716	24,165	47,419	46,035
Other segments: *
Intersegment service revenues	2,007	2,007	5,042	3,973
Operating revenues from external sources	303	1,591	4,342	3,168
Total other segments	2,310	3,598	9,384	7,141
Total business segments	879,237	882,539	1,780,752	1,673,756
TSM operating revenues from external sources	7	377	255	828
Elimination of intersegment premiums/service fees	(1,775)	(2,307)	(4,062)	(4,422)
Elimination of intersegment service revenues	(2,007)	(2,007)	(5,042)	(3,973)
Consolidated operating revenues	$875,462	$878,602	$1,771,903	$1,666,189

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating income (loss):
Managed care	$29,322	$29,302	$43,489	$51,412
Life insurance	9,457	5,215	14,506	10,855
Property and casualty insurance	6,777	4,784	6,535	8,338
Other segments *	(2,409)	(730)	(2,913)	(1,122)
Total business segments	43,147	38,571	61,617	69,483
TSM operating revenues from external sources	7	377	255	828
TSM unallocated operating expenses	(1,841)	(3,137)	(3,244)	(5,169)
Elimination of TSM intersegment charges	2,403	2,403	4,806	4,806
Consolidated operating income	43,716	38,214	63,434	69,948
Consolidated net realized investment (losses) gains	(221)	2,364	(687)	3,679
Consolidated net unrealized investment gains (losses) on equity investments	28,338	3,323	(28,468)	22,992
Consolidated interest expense	(1,864)	(1,831)	(3,717)	(3,619)
Consolidated other income, net	801	1,705	4,406	2,874
Consolidated income before taxes	$70,770	$43,775	$34,968	$95,874

Depreciation and amortization expense:
Managed care	$2,930	$2,792	$5,976	$5,549
Life insurance	308	273	580	545
Property and casualty insurance	91	86	203	180
Other segments*	352	193	673	378
Total business segments	3,681	3,344	7,432	6,652
TSM depreciation expense	156	196	312	393
Consolidated depreciation and amortization expense	$3,837	$3,540	$7,744	$7,045

*	Includes segments that are not required to be reported separately, primarily the health clinics.

	June 30, 2020	December 31, 2019
Assets:
Managed care	$1,344,379	$1,190,538
Life insurance	1,030,522	981,370
Property and casualty insurance	603,537	592,758
Other segments *	30,304	28,346
Total business segments	3,008,742	2,793,012
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	20,214	28,167
Property and equipment, net	65,461	25,623
Other assets	46,134	37,176
	131,809	90,966
Elimination entries-intersegment receivables and others	(119,121)	(65,152)
Consolidated total assets	$3,021,430	$2,818,826

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(19)	Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated interim financial statements were issued. No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries. The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2020. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2019 and the MD&A included therein, and our unaudited condensed consolidated interim financial statements and accompanying notes as of and for the three months and six months ended June 30, 2020 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 60 years of experience in this industry. We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets. In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico and U.S. federal government funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid). See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla.  As of June 30, 2020, we served approximately 932,000 managed care members across all regions of Puerto Rico. For the six months ended June 30, 2020 and 2019, our managed care segment represented approximately 92% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets in Puerto Rico.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations. These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment but are eliminated in consolidation and do not change net income. See Note 18 of the Condensed Consolidated Interim Financial Statements included in Quarterly Report on Form 10-Q.

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

Recent Developments

COVID-19

COVID-19 Situation in Puerto Rico

As of August 5, 2020, the Puerto Rico Department of Health reported 19,651 positive COVID-19 cases and a total of 246 confirmed and probable COVID-19-related deaths in Puerto Rico.

Puerto Rico was under a stay-at-home order (as amended and extended, the “Order”) from March 15, 2020 until June 16, 2020.  The Order required the closure of non-essential businesses for the same period of time.  On May 1, 2020, the Governor issued a new order providing for the gradual re-opening of the economy beginning on May 4, 2020, provided that the risk of contagion does not increase significantly.  The Governor has issued several other executive orders establishing the rules to continue the gradual re-opening of the economy, the latest of which is effective until August 15, 2020. However, due to the recent increase in COVID-19 cases, the last two (2) executive orders have reinstated certain social distancing measures, such as the total closure of businesses on Sundays, subject to certain exceptions.

Healthcare is considered an essential service under the Order; therefore, all functions of our Managed Care business, other than sales, have been excluded from closure.  Our Life and Property & Casualty businesses, which had been closed since March 16, 2020, re-opened on May 5, 2020, subject to compliance with certain safety and risk management measures.

We have implemented our business continuity and risk mitigation plans and are closely monitoring how the outbreak develops in order to ensure the health and safety of our employees and visitors.

Economic Impact

It is still too early to fully assess the ultimate economic impact of the pandemic and lockdown.  However, the 2020 Fiscal Plan (as defined below) estimates that the economy of Puerto Rico will contract by 4% in real terms in fiscal year 2020 (which ended on June 30, 2020), largely due to the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021.  These projections incorporate the combined effect of the measures enacted by the federal and Puerto Rico governments (discussed below), which are expected to play an essential role in mitigating the economic damage from the sudden economic shock caused by the pandemic.

See Item 1A.  Risk Factors – Risks Related to our Business – “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Legislative Measures and Initiatives

The federal and state governments have enacted a number of measures in response to the COVID-19 outbreak and the impact the outbreak has had on the economy, public health, government, individuals, and businesses. We include summaries of some of those measures below.

Funding and Economic Relief for Puerto Rico

Public Law 116-127, known as the Families First Coronavirus Response Act (FFCRA), enacted on March 18, 2020, makes approximately $182.9 million available for Puerto Rico’s Medicaid Program and increases the percentage of federal government funding for its Medicaid program expenditures from 76% to approximately 82% during the emergency period.  Public Law 116-136, the Coronavirus Aid, Relief, and Economic Security or CARES Act, enacted on March 27, 2020, includes a series of direct relief and financial assistance measures for Puerto Rico residents and businesses.  The CARES Act also assigns $2.2 billion to the Government of Puerto Rico to cover necessary expenditures related to COVID-19 and not included in the territory’s budget, among other measures. The Puerto Rico government has earmarked approximately $1 billion for its COVID-19 response.

Measures Impacting our Business

The FFCRA and CARES Act also require health plans and insurers to cover testing for COVID-19 without imposing cost-sharing or prior authorization requirements.  On April 16, 2020, the Puerto Rico Government enacted Act number 43, which requires health plans and insurers to cover COVID-19-related diagnostic and treatment services, including hospitalization, without cost-sharing.  Our regulators have also issued regulations and circular letters requiring waivers of pre-authorizations for certain services and drugs, requiring temporary coverage of certain out-of-network providers and services, and limiting cost-sharing for certain services.  See Item 1A. Risk Factors – “The COVID-19 pandemic and local, state and federal governments’ response to the pandemic may have a material adverse effect on our business, financial condition and results of operations” in this Quarterly Report on Form 10-Q.

Puerto Rico Economy

PROMESA and the Oversight Board

The Commonwealth has been enduring a fiscal and economic crisis for over a decade. Such crisis prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, created a federal fiscal oversight board (the “Oversight Board”) with broad powers over the Commonwealth’s fiscal affairs and established two mechanisms for the restructuring of the obligations of the Commonwealth, its instrumentalities and municipalities, contained in Titles III and VI of PROMESA. The Commonwealth and several of its instrumentalities are in the process of restructuring their debts through the mechanisms provided by PROMESA.

Commonwealth Fiscal Plan and Plan of Adjustment

The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 27, 2020 (the “2020 Fiscal Plan”).  As mentioned above, the 2020 Fiscal Plan estimates that the economy of Puerto Rico will contract by 4% in real terms in fiscal year 2020, largely due to the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021. This new economic outlook exacerbates the Commonwealth government’s fiscal challenges. As a result of these changes, the 2020 Fiscal Plan projects that the Commonwealth will have a pre-contractual debt service deficit each year through 2025 if the measures and structural reforms contemplated by the plan are not successfully implemented. It estimates that the proposed fiscal measures and structural reforms will drive approximately $10 billion in savings and extra revenue through 2025 and a cumulative 0.88% increase in growth by fiscal year 2029. However, even after the fiscal measures and structural reforms, and before contractual debt service, the 2020 Fiscal Plan’s projections reflect an annual deficit starting in fiscal year 2032.

 On February 28, 2020, the Oversight Board filed an amended plan of adjustment for the Commonwealth, the Employees Retirement System of the Government of the Commonwealth and the Puerto Rico Public Buildings Authority in the pending debt restructuring proceedings under Title III of PROMESA (the “Proposed Plan of Adjustment”). In light of the COVID-19 pandemic, however, the Oversight Board requested that the court adjourn court proceedings related to the Proposed Plan of Adjustment so as to allow for the Government and the Oversight Board to prioritize the health and safety of the people of Puerto Rico and to gain a better understanding of the economic and fiscal impact of the pandemic.

Property & Casualty Litigation

As of June 30, 2020, our Property and Casualty subsidiary had been served in a total of 461 cases relating to Hurricane Maria. Of those, 341 remained open as of June 30, 2020. See Item 1A. Risk Factors – Risks Related to our Business – “Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations” and “We face risks related to litigation” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Property and Casualty Reinsurance Program

The Company’s Property and Casualty segment completed the renewal of its reinsurance property and catastrophe program effective April 1, 2020 for twelve-month term ending March 31, 2021.  The new reinsurance program considers a change in cessions in the Commercial Property quota share agreement from 25% to 20% and provides the segment with a catastrophe loss protection of $809 million in excess of $5 million. The cost of the new reinsurance program is estimated to be approximately $2.0 million more than the expiring program.

Recent Seismic Activity

On January 7, 2020, a magnitude 6.4 earthquake struck Puerto Rico, causing island-wide power outages and extensive damage to infrastructure and property in the southwest region of the island.  The 6.4 magnitude earthquake was preceded by foreshocks and followed by aftershocks. During the three months ended March 31, 2020, the Company recognized $5 million in losses related to this event, which is its maximum exposure for a single event under its current reinsurance program.

See “Item 1A.  Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Legislative Initiatives

On July 20, 2020, the Governor of Puerto Rico announced she would call the legislature to an extraordinary session for the consideration of legislative projects affecting the healthcare insurance industry, among other measures.

Acquisition of Life Insurance Portfolio

Effective June 1, 2020, our Life Insurance company acquired a life insurance portfolio from a local insurance company. The portfolio represents approximately $5.5 million in annualized premiums.

ASES Contract Premium Negotiations

Our contract with ASES for the provision of health coverage to the medically indigent in Puerto Rico under the Puerto Rico Health Reform Program (similar to Medicaid), provides for the annual negotiation of premium rates. The premium rates for the current contract year expired on June 30, 2020. However, we have executed amendments to the contract extending the current premium rates until August 30, 2020 while new premium rates are negotiated. The new premium rates will be effective retroactively from July 1, 2020 and will apply through the expiration of the contract on September 30, 2021.

Recent Accounting Standards

For a description of recent accounting standards, see Note 2 to the unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2020	2019
Managed care enrollment:
Commercial 1	433,471	436,407
Medicare	134,601	128,670
Medicaid	364,157	364,495
Total	932,229	929,572
Managed care enrollment by funding arrangement:
Fully-insured	823,247	811,594
Self-insured	108,982	117,978
Total	932,229	929,572

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Revenues:
Premiums earned, net	$858.5	$859.5	$1,734.4	$1,627.5
Administrative service fees	2.8	2.5	5.0	5.1
Net investment income	13.8	15.0	28.1	30.4
Other operating revenues	0.4	1.6	4.4	3.2
Total operating revenues	875.5	878.6	1,771.9	1,666.2
Net realized investment (losses) gains	(0.2)	2.4	(0.7)	3.6
Net unrealized investment gains (losses) on equity investments	28.3	3.3	(28.5)	23.0
Other income, net	0.8	1.7	4.4	2.9
Total revenues	904.4	886.0	1,747.1	1,695.7
Benefits and expenses:
Claims incurred	653.1	706.3	1,367.6	1,329.5
Operating expenses	178.7	134.1	340.9	266.7
Total operating expenses	831.8	840.4	1,708.5	1,596.2
Interest expense	1.8	1.8	3.7	3.6
Total benefits and expenses	833.6	842.2	1,712.2	1,599.8
Income before taxes	70.8	43.8	34.9	95.9
Income tax expense	27.2	12.9	17.5	30.2
Net income attributable to TSM	$43.6	$30.9	$17.4	$65.7

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Operating Revenues

Consolidated premiums earned, net decreased by $1.0 million, or 0.1%, to $858.5 million during the three months ended June 30, 2020.  This decrease primarily reflects lower premiums in the Managed Care segment by $4.5 million offset in part by a growth in premiums in the Life Insurance segment of $3.1 million.

Net unrealized investment gains on equity investments

The $28.3 million in consolidated net unrealized investment gains on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred decreased by $53.2 million, or 7.5%, to $653.1 million, and the consolidated loss ratio decreased 610 basis points, to 76.1%, when compared to the prior-year period primarily reflecting lower claims across all segments, mostly the result of the COVID-19 pandemic. Managed Care claims incurred decreased $43. 7 million and its MLR decreased 510 basis points reflecting lower utilization of services as the result of the government enforced lockdown and the prohibition of elective procedures due to the COVID-19 pandemic, as well as the reinstatement of the HIP fee pass-through in 2020. This reduction is offset by other costs such as COVID-19 related treatment and testing, the waiver of medical and payment policies, and the assistance we are providing to our elderly population and other vulnerable members.

Following the government enforced lockdown related to the COVID-19 pandemic in mid-March, we have seen a decrease in utilization of Managed Care services as members and providers deferred non-emergent or elective health services.  While this trend has caused, and may continue to cause, a short-term decrease in our claim costs, we expect these costs to increase and affect our medical cost trends as the demand for the deferred non-emergent or elective health services resumes.  The access to and demand for care was most constrained from mid-March through April, began to recover in late May and approached more typical levels by the end of this quarter.

Operating Expenses

Consolidated operating expenses increased by $44.6 million, or 33.3%, to $178.7 million. The increase in operating expenses mostly results from the recognition of a contingency reserve of $32 million related to a legal proceeding in our Managed Care segment (see Note 17 to the unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q) and the reinstatement in 2020 of the Health Insurance Providers Fee (HIP fee) of $14.9 million.  For the three months ended June 30, 2020, the consolidated operating expense ratio increased 510 basis points to 20.7%.

Income Taxes

Consolidated income tax expense for the three months ended June 30, 2020 increased by $14.3 million to $27.2 million primarily reflecting the higher taxable income in 2020.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Revenues

Consolidated premiums earned, net increased by $106.9 million, or 6.6%, to $1,734.4 million during the six months ended June 30, 2020.  This increase primarily reflects higher premiums in the Managed Care and Life Insurance segments by $99.8 million and $5.6 million, respectively.

Net unrealized investment losses on equity investments

The $28.5 million in consolidated net unrealized investment losses on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $38.1 million, or 2.9%, to $1,367.6 million, during the six months ended June 30, 2020.  The consolidated loss ratio decreased 280 basis points, to 78.9%, from the prior-year period, mostly reflecting lower Managed Care utilization of services since mid-March as the result of the government enforced lockdown due to the COVID-19 pandemic and the effect in the MLR of the reinstatement of the HIP fee pass-through in 2020.  These decreases were partially offset by the increased benefits in our 2020 Medicare product offering and $5 million of earthquake losses recorded by the Property and Casualty segment.

Following the government enforced lockdown related to the COVID-19 pandemic in mid-March, we have seen a decrease in utilization of Managed Care services as members and providers deferred non-emergent or elective health services.  While this trend has caused, and may continue to cause, a short-term decrease in these costs, we expect  these costs to increase in the second half of the year and affect our medical cost trends as the demand for the deferred non-emergent or elective health services resumes.  The access to and demand for care was most constrained from mid-March through April, began to recover in late May and approached more typical levels by the end of June.

Operating Expenses

Consolidated operating expenses increased by $74.2 million, or 27.8%, to $340.9 million. The increase in operating expenses mostly results from the recognition of a $32 million contingency reserve related to a legal proceeding in our Managed Care segment, (see Note 17 to the unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q), the reinstatement of the HIP fee in 2020 of $31.2 million and higher amortization of deferred acquisition costs.  The consolidated operating expense ratio increased 330 basis points to 19.6%.

Income Taxes

Consolidated income tax expense for the six months ended June 30, 2020 decreased by $12.7 million to $17.5 million primarily reflecting the lower taxable income in 2020.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Operating revenues:
Medical premiums earned, net:
Medicare	$372.4	$366.0	$760.2	$698.6
Medicaid	221.1	227.0	442.0	401.4
Commercial	195.8	200.8	396.9	399.3
Medical premiums earned, net	789.3	793.8	1,599.1	1,499.3
Administrative service fees	3.4	3.6	6.7	7.3
Net investment income	4.7	5.5	9.7	11.4
Total operating revenues	797.4	802.9	1,615.5	1,518.0
Medical operating costs:
Medical claims incurred	627.0	670.7	1,304.8	1,260.7
Medical operating expenses	141.1	102.9	267.2	205.9
Total medical operating costs	768.1	773.6	1,572.0	1,466.6
Medical operating income	$29.3	$29.3	$43.5	$51.4

Additional data:
Member months enrollment:
Commercial:
Fully-insured	975,212	955,463	1,953,554	1,908,515
Self-funded	327,030	353,961	657,262	716,451
Total commercial	1,302,242	1,309,424	2,610,816	2,624,966
Medicare	405,203	385,835	813,110	769,443
Medicaid	1,077,456	1,092,132	2,145,472	2,121,868
Total member months	2,784,901	2,787,391	5,569,398	5,516,277
Medical loss ratio	79.4%	84.5%	81.6%	84.1%
Operating expense ratio	17.8%	12.9%	16.6%	13.7%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Managed Care Operating Revenues

Managed Care premiums earned decreased by $4.5 million, or 0.6%, to $789.3 million. This decrease is principally the result of the following:

•
Premiums generated by the Medicare business increased by $6.4 million, or 1.7% to $372.4 million, mostly due to an increase in enrollment of approximately 19,000 member months, which primarily reflects a more competitive product offering, and an increase in the average membership risk score. This increase in premiums earned was partially offset by the recognition of estimated premium rebates due to the lower MLR resulting from the decreased utilization of services following the pandemic-related lockdown.

•
Premiums generated by the Medicaid business decreased by $5.9 million, or 2.6% to $221.1 million, primarily reflecting lower membership of approximately 15,000 member months. In addition, the 2019 quarter includes retroactive premiums related to adjustments to the premium rates for high cost high need members as part of an ongoing reconciliation with ASES.

•
Premiums generated by the Commercial business decreased by $5.0 million, or 2.5%, to $195.8 million, mainly reflecting lower average premium rates and the recognition of estimated premium rebates due to the lower MLR resulting from the decreased utilization of services following the government enforced lockdown due to the COVID-19 pandemic.  These decreases were partially offset by an increase in fully-insured enrollment during the quarter by approximately 20,000 member months and the reinstatement of the HIP fee pass-through in 2020.

Managed Care Claims Incurred

Managed Care claims incurred decreased by $43.7 million, or 6.5%, to $627.0 million when compared to the three months ended June 30, 2019. The medical loss ratio (MLR) of the segment decreased 510 basis points during the 2020 period, to 79.4%.  This fluctuation is primarily attributed to the net effect of the following:

•
Claims incurred in the Medicare business decreased by $13.9 million, or 4.6%, during the 2020 period and its MLR decreased 520 basis points to 77.2%.  The lower MLR mostly reflects lower utilization of services as the result of the government enforced lockdown due to the COVID-19 pandemic, which was in force during most of the second quarter, partially offset by improved benefits in the 2020 product offerings and the impact of the previously mentioned estimated premium rebates.

•
Claims incurred in the Medicaid business increased by $0.3 million, or 0.1%, during the 2020 period.  The MLR, at 93.7%, was 260 basis point higher than the same period last year.  The higher MLR mostly reflects the impact of the retroactive premiums adjustment in the second quarter of 2019 mentioned above.

•
Claims incurred in the Commercial business decreased by $30.1 million, or 18.6%, during 2020 and its MLR decreased 1,340 basis points, to 67.5%.  The lower MLR mostly reflects the impact of the lower utilization as a result of the lockdown and the reinstatement of the HIP fee pass-through in 2020.  These decreases were partially offset by the impact of the previously mentioned estimated premium rebates and the impact in 2019 of favorable prior period reserve development.

Managed Care Operating Expenses

Managed Care operating expenses increased by $38.2 million, or 37.1%, to $141.1 million.  The operating expense ratio increased by 490 basis points to 17.8% in 2020. The higher operating expenses and expense ratio are mostly driven by the recognition of a contingency reserve related to a legal proceeding and a $14.9 million increase in the HIP Fee following the reinstatement of the fee in 2020, offset in part by lower professional fees and personnel costs.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Managed Care Operating Revenues

Managed Care premiums earned increased by $99.8 million, or 6.7%, to $1,599.1 million. This increase is principally the result of the following:

•
Premiums generated by the Medicare business increased by $61.6 million, or 8.8%, to $760.2 million, mostly due to higher average premium rates, reflecting an increase in the average membership risk score revenue in 2020, and higher member months enrollment by approximately 44,000.  These increases were partially offset by the recognition of estimated premium rebates due to the lower MLR resulting from the decreased utilization of services as the result of the government enforced lockdown due to the COVID-19 pandemic.

•
Premiums generated by the Medicaid business increased by $40.6 million, or 10.1% to $442.0 million, primarily reflecting higher average premium rates, an increase in enrollment of approximately 24,000 member months, the reinstatement of the HIP fee pass-through in 2020, and the impact of the profit sharing accrual recorded in 2019. These increases were partially offset due to the impact recognized in the 2019 period, of the retroactive premiums related to adjustments to the premium rates for high cost high need members as part of an ongoing reconciliation with ASES.

•
Premiums generated by the Commercial business decreased by $2.4 million, or 0.6%, to $396.9 million.  This fluctuation primarily reflects lower average premium rates and the recognition of estimated premium rebates due to the lower MLR resulting from the decreased utilization of services as the result of the government enforced lockdown.  These decreases were partially offset by higher fully-insured enrollment during the quarter by approximately 45,000 member months, and the reinstatement of the HIP fee pass-through in 2020.

Managed Care Claims Incurred

Managed Care claims incurred increased by $44.1 million, or 3.5%, to $1,304.8 million when compared to the six months ended June 30, 2019.  The MLR of the segment decreased 250 basis points during 2020, to 81.6%. This fluctuation is primarily attributed to the net effect of the following:

•
Claims incurred in the Medicare business increased by $38.8 million, or 6.8%, during the 2020 period and its MLR decreased 150 basis points, to 80.0%.  The increase in claim cost is due to higher member months partially offset by the loser MLR.  The lower MLR mostly reflects lower utilization of services as the result of the government enforced lockdown due to the COVID-19 pandemic, which was in force during most of the second quarter, partially offset by improved benefits in the 2020 product offerings.  In addition, the 2019 MLR was favorably impacted by prior period reserve development.

•
The Managed Care claims incurred in the Medicaid business increased by $42.3 million, or 11.6%, during 2020 and its MLR increased 130 basis points, to 92.0%. The higher MLR mostly reflects the impact of the retroactive premiums adjustment in the second quarter of 2019 mentioned above and an unfavorable prior period reserve development in the 2020 period.

•
Claims incurred in the Commercial business decreased by $37.0 million, or 11.3%, during 2020 and its MLR decreased 890 basis points, to 73.0%. These decreases mostly result from lower utilization related to the COVID-19 lockdown and the impact in the MLR of the reinstatement of the HIP fee pass-through in 2020. These decreases were partially offset by the impact of the previously mentioned estimated premium rebates, higher fully-insured enrollment, and the impact in 2019 of favorable prior period reserve development.

Managed Care Operating Expenses

Managed Care operating expenses increased by $61.3 million, or 29.8%, to $267.2 million. The operating expense ratio increased by 290 basis points to 16.6% in 2020. The higher operating expenses mostly result from the recognition of a contingency reserve related to a legal proceeding and the reinstatement in 2020 of the HIP fee of $31.2 million, offset in part by a decrease in the provision for doubtful accounts and professional fees.

Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Operating revenues:
Premiums earned, net:
Premiums earned	$50.6	$46.8	$99.6	$92.4
Assumed earned premiums	-	0.3	-	1.0
Ceded premiums earned	(2.5)	(2.1)	(4.8)	(4.2)
Premiums earned, net	48.1	45.0	94.8	89.2
Net investment income	6.8	6.8	13.7	13.4
Total operating revenues	54.9	51.8	108.5	102.6
Operating costs:
Policy benefits and claims incurred	20.6	27.3	48.0	53.3
Underwriting and other expenses	24.8	19.3	46.0	38.4
Total operating costs	45.4	46.6	94.0	91.7
Operating income	$9.5	$5.2	$14.5	$10.9
Additional data:
Loss ratio	42.8%	60.7%	50.6%	59.8%
Operating expense ratio	51.6%	42.9%	48.5%	43.0%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Operating Revenues

Premiums earned, net increased by $3.1 million, or 6.9%, to $48.1 million, mainly as the result of higher sales, mainly in the Individual Life, Cancer, and Group Business lines of business, and by the acquisition of an insurance portfolio during this quarter. Although premiums increased over the same period last year, premium growth slowed down during the second quarter as a result of the two-month government enforced lockdown due to COVID-19.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred decreased by $6.7 million, or 24.5%, to $20.6 million, mostly as the result of lower actuarial reserves following an increase of policy cancellations and lower claim levels through all lines of business due to the lockdown. As a result, the segment’s loss ratio decreased 1,790 basis point to 42.8%.

Underwriting and Other Expenses

Underwriting and other expenses increased $5.5 million, or 28.5%, to $24.8 million mostly reflecting higher amortization of deferred acquisition costs as a result of policy cancellations following the segment’s lower volume of business due to the COVID-19 lockdown. The segment’s operating expense ratio increased 870 basis points to 51.6%.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Revenues

Premiums earned, net increased by $5.6 million, or 6.3%, to $94.8 million, mainly as the result of higher sales across all lines of business.  Although premiums increased over the same period last year, premium growth slowed down during the second quarter as a result of the two-month government enforced lockdown.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred decreased by $5.3 million, or 9.9%, to $48.0 million, mostly as the result of lower actuarial reserves following higher policy cancellations than usual, mainly in the Home Services line of business after the COVID-19 lockdown. As a result, the segment’s loss ratio decreased 920 basis point to 50.6%.

Underwriting and Other Expenses

Underwriting and other expenses increased $7.6 million, or 19.8%, to $46.0 million mostly reflecting higher amortization of deferred acquisition costs as a result of policy cancellations due to the lockdown.  The segment’s operating expense ratio increased 550 basis points to 48.5%.

Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Operating revenues:
Premiums earned, net:
Premiums written	$38.4	$36.4	$71.6	$67.3
Premiums ceded	(14.3)	(10.3)	(30.7)	(23.7)
Change in unearned premiums	(1.7)	(4.3)	2.1	(2.5)
Premiums earned, net	22.4	21.8	43.0	41.1
Net investment income	2.3	2.4	4.4	4.9
Total operating revenues	24.7	24.2	47.4	46.0
Operating costs:
Claims incurred	6.5	9.4	17.4	18.0
Underwriting and other expenses	11.5	10.0	23.5	19.7
Total operating costs	18.0	19.4	40.9	37.7
Operating income	$6.7	$4.8	$6.5	$8.3
Additional data:
Loss ratio	29.0%	43.1%	40.5%	43.8%
Operating expense ratio	51.3%	45.9%	54.7%	47.9%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Operating Revenues

Total premiums written increased by $2.0 million, or 5.5%, to $38.4 million, driven by higher sales of Commercial Package policies partially offset by a decrease in Commercial Liability policies.

The premiums ceded to reinsurers increased by $4.0 million, or 38.8%, as a result of the increase in premiums written and higher costs in nonproportional reinsurance mostly resulting from lower reinsurance premium adjustment in current period when compared to the same period in prior year.

The change in unearned premiums is $2.6 million lower than the same period in prior year mostly resulting from the effects of the changes in the quotas share cession. In current year the commercial quota share changed from 25% to 20% and in prior year the quota share changed from 35% to 25%.

Claims Incurred

Claims incurred decreased by $2.9 million, or 30.9%, to $6.5 million primarily driven by better loss experience in the segment’s ongoing business resulting from the effects of the lockdown. As a result, the loss ratio decreased 1,410 basis points, from 43.1% to 29.0%.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $1.5 million, or 15.0%, to $11.5 million mostly due to higher net commission expense following the increase in net premiums earned. The net commission expense for the current period is impacted by a lower capitalization of deferred acquisition costs. The operating expense ratio was 51.3%, 540 basis points higher than prior year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Revenues

Total premiums written increased by $4.3 million, or 6.4%, to $71.6 million, mostly driven by higher premiums particularly in Commercial Package, Commercial Auto and Commercial Property products, partially offset by lower Commercial Liability premiums.

The premiums ceded to reinsurers increased by $7.0 million, or 29.5%, mostly due to approximately $3.0 million of the reinsurance reinstatement premiums following losses recorded after the earthquakes experienced in the southwest region of Puerto Rico in January 2020, as well as higher premiums written and increased nonproportional reinsurance costs.

The change in unearned premiums is favorably impacting premiums earned by $4.6 million when compared to prior year mostly reflecting the benefits of the changes in the commercial quota share program.

Claims Incurred

Claims incurred decreased by $0.6 million, or 3.3%, to $17.4 million mostly due to better loss experience in the segment’s on-going business due to the effects of the COVID-19 measures and lockdown, partially offset by the recognition of $5.0 million of earthquake losses after the January 2020 events. As a result, the loss ratio improved by 330 basis points, to 40.5% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $3.8 million, or 19.3%, to $23.5 million mostly due to higher net commission expense following the increase in net premiums earned. Current year net commission expense is impacted by a lower capitalization of deferred acquisition costs. The operating expense ratio was 54.7%, 680 basis points higher than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(dollar amounts in millions)	2020	2019
Sources (uses) of cash:
Cash provided by operating activities	$170.3	$26.3
Net (purchases) proceeds of investment securities	(105.6)	25.5
Net capital expenditures	(45.9)	(10.7)
Capital contribution on equity method investees	(4.9)	-
Proceeds from long-term borrowings	30.8	-
Payments of long-term borrowings	(1.6)	(1.6)
Net change in short-term borrowings	(39.0)	-
Proceeds from policyholder deposits	16.4	8.2
Surrenders of policyholder deposits	(8.2)	(11.4)
Repurchase and retirement of common stock	(14.9)	-
Other	33.8	12.4
Net increase in cash and cash equivalents	$31.2	$48.7

The increase of approximately $144.0 million in net cash provided by operating activities is mostly due to higher premium collections partially offset by higher claims and income taxes paid.

Net (purchases) proceeds from investment securities are part of our asset/liability management strategy.

The increase in capital contribution reflects capital contributions in exchange for a participation in equity method investees.

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement (the Loan) with a commercial bank in Puerto Rico. The proceeds of the Loan were used by the Company to partially finance the acquisition of a Building, which such acquisition is included within the capital expenditures in the statement of cash flows.  For further details, see Note 9 of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

The net change in short-term borrowings represents the repayment of short-term facilities available to address timing differences between cash receipts and disbursements.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. In October 2019, the Company’s Board of Directors authorized an additional expansion to this program increasing its remaining balance up to a total of $25.0 million, effective November 2019. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2020, the Company repurchased and retired under this program 952,820 shares at an average per share price of $15.72, for an aggregate cost of $15.0 million, completing the amount available for repurchases under this program.

The fluctuation in other sources of cash reflects the $20.8 million change in outstanding checks in excess of bank balances.

Financing and Financing Capacity

Long-Term Borrowings

TSM has a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while Term Loans B and C mature in January 2024. Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and, (iii) 325 basis points over LIBOR for Term Loan C. The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business. Failure to meet these covenants may trigger the accelerated payment of the outstanding balance. As of June 30, 2020, we are in compliance with these covenants.

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

If LIBOR rates are no longer available, we are subject to an alternative benchmark rate, as defined in the credit agreement of our long-term bank loan. At this time, we cannot assess the impact, if any, on the interest paid on this loan. Alternatively, the loan could be refinanced by us without prepayment penalties.

 We will closely follow any new developments regarding the LIBOR phase out.

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement with a commerciaI bank in Puerto Rico. The proceeds of the Loan were used by the Company to partially finance the acquisition of a Building. The Credit Agreement is guaranteed by a mortgage over the Building, a pledge of all collateral relate to the Building and an assignment of the rents collected for the lease of office space in the Building. Approximately 64.25% of the acquired Building is currently leased to third parties. The Company expects to move within the next year some of its offices currently leased to third parties to the new Building and together with the leased space to fully occupy the new facilities. Pursuant to the credit agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Interest shall be paid on a monthly basis commencing on July 1, 2020 until the principal of the Loan has been paid in full.

The Company may, at its option and at any time, upon notice as specified in the credit agreement, prepay prior to maturity, all or any part of the Term Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year and 1% during the third year, and thereafter at par.

The Credit Agreement includes certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with these covenants as of June 30, 2020.

See Note 9 of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for a summary of the long-term borrowings.

Short-Term Facilities

We have several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the Federal Home Loan Bank of New York (“FHLBNY”) and a revolving credit facility. See Note 9 of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for details of available short-term facilities.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see Note 17 to the unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following risk factor was updated during the three months ended June 30, 2020.

The COVID-19 pandemic and local, state and federal governments’ response to the pandemic may have a material adverse effect on our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus (COVID-19) as a global pandemic.  In response, the Puerto Rico Governor issued a stay at home order (as amended and extended, the “Order”) from March 15, 2020 until June 16, 2020.  The Order required the closure of non-essential businesses for the same period of time.  On May 1, 2020, the Governor issued a new order providing for the gradual re-opening of the economy beginning on May 4, 2020, provided that the risk of contagion does not increase significantly.  New sales have been affected in all our segments and lines of business during the lockdown as sales functions in all our businesses, had to be performed remotely given that they were not considered essential under the Order.

At this point it is not possible to reliably estimate the length or severity of this outbreak, the length and effectiveness of government and private sector mitigation measures, and other variables which will determine the ultimate financial impact of the pandemic on the Company.  Additionally, the situation is rapidly developing and evolving.  We are therefore unable to reliably estimate the ultimate impact of the COVID-19 pandemic on the Company.  However, certain risks discussed in our 2019 Annual Report on Form 10-K may increase or materialize.  We are closely monitoring the development of the situation to assess its impact on our business.  We have experienced a temporary decrease in utilization caused by postponement or cancelation of elective services and medical appointments driven by the Order, which could cause our MLR to temporarily drop below the Affordable Care Act (ACA) and Medicare required ratios.  Conversely, the pandemic could result in a material increase in medical claims as COVID-19 cases increases and the return of deferred utilization.  In addition, the postponement or cancellation of medical appointments, treatments and evaluations in our High Cost High Needs (HCHN) Medicaid membership during the pandemic has and may continue to affect our ability to provide qualifying encounter or utilization data to certify them as such, which has and may continue to result in assignment of such members to a different rate cell with lower premium payments and retroactive premium adjustments by ASES. See Item 1A.  Risk Factors – Risks Relating to the Regulation of Our Industry– “ASES’s risk adjustment payment system and payment structure, and its dependence on scarce or unavailable data, make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.”

Furthermore, COVID-19 related federal and state legislation and regulation may adversely impact our business, financial condition and results of operations. For example, the U.S. and Puerto Rico legislatures have enacted or are contemplating measures requiring health care insurers to cover and/or waive pre-authorization and cost-sharing for COVID-19 related testing, vaccines, treatment or services, which may adversely affect our profitability.  In addition, any legislation requiring insurance companies to make advance payments to providers not linked to services previously provided increases our credit risk and could have a material impact on our business financial conditions and results of operations.

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

Finally, while estimates vary, the COVID-19 pandemic is widely considered to have had and continue to have a significant effect on the Puerto Rico, U.S. and global economies. Financial market volatility caused by the pandemic may decrease the value of our investment portfolios, including our pension plan asset portfolio. Furthermore, as the financial capacity of our customers is adversely affected, we may experience delinquency in premium payments and ultimately a decrease in insured customers in our commercial line of business and premiums earned, net, or other adverse effects. See Item 1A. Risk Factors – Risks Related to our Business – “Our investment portfolios are subject to varying economic and market conditions.” See also “The securities and credit markets could experience extreme volatility and disruption.” and “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

These and other risks, some of which we may be unable to identify at this time due to the evolving and highly uncertain nature of this event, could adversely impact our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

Apri 1, 2020 to April 30, 2020	197,739	$15.15	197,739	$3.0
May 1, 2020 to May 31, 2020	177,634	16.87	177,634	-
June 1, 2020 to June 30, 2020	-	-	-	-

(1) In August 2017 the Company’s Board of Directors authorized a $30.0 million Share Repurchase Program of its Class B common stock. In October 2019 the Company’s Board of Directors authorized an expansion to this repurchase program, effective November 2019, increasing its remaining balance up to a total of $25.0 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

We are reporting the following events corresponding to Item 1.01 of Form 8-K (Entry into a Material Definitive Agreement).

On August 5, 2020, Triple-S Salud, Inc., a Puerto Rico insurance company (“Triple-S”) and managed care subsidiary of Triple-S Management Corporation (the “Company”), entered into two amendments (collectively, the “Amendments”) with the Puerto Rico Health Insurance Administration (“ASES,” by its Spanish acronym) for the offering of health care services for the Medicaid and Child Health Insurance subscribers for the Government of Puerto Rico’s revised Medicaid health insurance program (the “Contract”). The Company announced the entry into the Contract under Item 1.01 of a Current Report on Form 8-K dated September 27, 2018, an amendment to the Contract under Item 1.01 of a Current Report on Form 8-K dated November 6, 2019 and a further amendment to the Contract under Item 1.01 of a Current Report on Form 8-K dated November 19, 2019.

The first amendment (“Amendment I”), among other things, extended the rating period which ended on June 30, 2020 to July 31, 2020 (the “Extension Period”) to provide Triple-S and ASES additional time to negotiate revised PMPM for the rating period commencing on July 1, 2020. During the Extension Period, the existing per member per month payment rates made by ASES to Triple-S under the Contract for enrollees remained the same. In addition, Amendment I provides that upon final agreement of revised per member per month payment rates, and the approval of such payment rates by CMS and the Financial Oversight and Management Board for Puerto Rico, such rates would be effective as of July 1, 2020, and ASES and Triple-S would reconcile any differences in per member per month payments made during the Extension Period as a result of the revised rates.

The second amendment (“Amendment J”), among other things, extended the rating period which ended on July 31, 2020 (as a result of Amendment I) to August 31, 2020 (the “Additional Extension Period”) to provide Triple-S and ASES additional time to negotiate revised PMPM for the rating period commencing on July 1, 2020. During the Additional Extension Period, the existing per member per month payment rates made by ASES to Triple-S under the Contract for will remain the same. In addition, Amendment J provides that upon final agreement of revised per member per month payment rates, and the approval of such payment rates by CMS and the Financial Oversight and Management Board for Puerto Rico, such rates would be effective as of July 1, 2020, and ASES and Triple-S would reconcile any differences in per member per month payments made during the Additional Extension Period as a result of the revised rates.

The foregoing summary of the terms and conditions of the Amendments is subject to, and qualified in its entirety by, the full text of the Amendments included as exhibits to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibits	Description

10.1*
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of May 1, 2020.

10.2*
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of June 29, 2020.

10.3*
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of July 31, 2020.

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and six months ended June 30, 2020 and 2019 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	August 6, 2020	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	August 6, 2020	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer