Form 10-Q
period 2020-09-30
TRIPLE-S MANAGEMENT CORP
filed 2020-11-06
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2020

Common Stock Class B, $1.00 par value	23,430,222

Triple-S Management Corporation
FORM 10-Q

For the Quarter Ended September 30, 2020

Part I -  Financial Information

Item 1.  Financial Statements
Triple-S Management Corporation
Condensed Consolidated Interim Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Investments and cash:
Fixed maturities available for sale, at fair value	$1,362,000	$1,242,883
Fixed maturities held to maturity, at amortized cost	1,867	1,860
Equity investments, at fair value	389,078	287,525
Other invested assets, at net asset value	110,765	100,508
Policy loans	10,621	10,861
Cash and cash equivalents	129,603	109,837
Total investments and cash	2,003,934	1,753,474
Premiums and other receivables, net	546,959	567,692
Deferred policy acquisition costs and value of business acquired	243,663	234,885
Property and equipment, net	130,220	88,588
Deferred tax asset	68,637	77,294
Goodwill	28,614	28,599
Other assets	98,260	68,294
Total assets	$3,120,287	$2,818,826
Liabilities and Stockholders' Equity
Claim liabilities	$786,920	$709,258
Liability for future policy benefits	408,116	386,017
Unearned premiums	95,608	93,301
Policyholder deposits	202,663	189,120
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	57,874	47,781
Accounts payable and accrued liabilities	387,465	325,761
Deferred tax liability	12,254	10,257
Short-term borrowings	82,500	54,000
Long-term borrowings	53,836	25,694
Liability for pension benefits	23,364	34,465
Total liabilities	2,110,600	1,875,654
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,430,222 and 23,799,633 shares at September 30, 2020 and December 31, 2019, respectively	23,430	23,800
Additional paid-in capital	53,964	60,504
Retained earnings	871,067	830,198
Accumulated other comprehensive income	61,939	29,363
Total Triple-S Management Corporation stockholders' equity	1,010,400	943,865
Non-controlling interest in consolidated subsidiary	(713)	(693)
Total stockholders' equity	1,009,687	943,172
Total liabilities and stockholders' equity	$3,120,287	$2,818,826

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Premiums earned, net	$922,934	$815,021	$2,657,366	$2,442,516
Administrative service fees	3,752	2,607	8,755	7,695
Net investment income	14,168	15,176	42,294	45,614
Other operating revenues	2,052	3,167	6,394	6,335
Total operating revenues	942,906	835,971	2,714,809	2,502,160
Net realized investment gains (losses)	507	1,087	(180)	4,766
Net unrealized investment gains (losses) on equity investments	11,040	1,267	(17,428)	24,259
Other income, net	1,811	485	6,217	3,359
Total revenues	956,264	838,810	2,703,418	2,534,544
Benefits and expenses:
Claims incurred	761,792	680,010	2,129,401	2,009,504
Operating expenses	158,809	136,882	499,669	403,629
Total operating costs	920,601	816,892	2,629,070	2,413,133
Interest expense	2,096	2,062	5,813	5,681
Total benefits and expenses	922,697	818,954	2,634,883	2,418,814
Income before taxes	33,567	19,856	68,535	115,730
Income tax expense	9,989	5,910	27,520	36,075
Net income	23,578	13,946	41,015	79,655
Net loss attributable to non-controlling interest	(3)	(2)	(20)	(10)
Net income attributable to Triple-S Management Corporation	$23,581	$13,948	$41,035	$79,665
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$1.02	$0.59	$1.77	$3.44
Diluted net income per share	$1.02	$0.58	$1.76	$3.43

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Comprehensive Income (Loss) (Unaudited)
(dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$23,578	$13,946	$41,015	$79,655
Other comprehensive income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	4,743	9,290	32,023	37,660
Defined benefit pension plan:
Actuarial loss, net	247	61	553	173
Total other comprehensive income, net of tax	4,990	9,351	32,576	37,833
Comprehensive income	28,568	23,297	73,591	117,488
Comprehensive loss attributable to non-controlling interest	(3)	(2)	(20)	(10)
Comprehensive income attributable to Triple-S Management Corporation	$28,571	$23,299	$73,611	$117,498

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172
Share-based compensation	-	590	1,769	-	-	2,359	-	2,359
Repurchase and retirement of common stock	-	(584)	(8,511)	-	-	(9,095)	-	(9,095)
Comprehensive (loss) income	-	-	-	(26,145)	16,032	(10,113)	(7)	(10,120)
Cummulative effect adjustment due to implementation of ASU 2016-13	-	-	-	(166)	-	(166)	-	(166)
Balance, March 31, 2020	$-	$23,806	$53,762	$803,887	$45,395	$926,850	$(700)	$926,150
Share-based compensation	-	7	4,228	-	-	4,235	-	4,235
Repurchase and retirement of common stock	-	(375)	(5,618)	-	-	(5,993)	-	(5,993)
Comprehensive income (loss)	-	-	-	43,599	11,554	55,153	(10)	55,143
Balance, June 30, 2020	$-	$23,438	$52,372	$847,486	$56,949	$980,245	$(710)	$979,535
Share-based compensation	-	7	1,842	-	-	1,849	-	1,849
Repurchase and retirement of common stock	-	(15)	(250)	-	-	(265)	-	(265)
Comprehensive income (loss)	-	-	-	23,581	4,990	28,571	(3)	28,568
Balance, September 30, 2020	$-	$23,430	$53,964	$871,067	$61,939	$1,010,400	$(713)	$1,009,687

Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	177	1,409	-	-	1,586	-	1,586
Repurchase and retirement of common stock	-	(1)	(15)	-	-	(16)	-	(16)
Comprehensive income (loss)	-	-	-	34,786	13,497	48,283	(3)	48,280
Balance, March 31, 2019	$951	$22,156	$35,415	$796,756	$16,559	$871,837	$(679)	$871,158
Share-based compensation	-	44	4,276	-	-	4,320	-	4,320
Comprehensive income (loss)	-	-	-	30,931	14,985	45,916	(5)	45,911
Balance, June 30, 2019	$951	$22,200	$39,691	$827,687	$31,544	$922,073	$(684)	$921,389
Share-based compensation	-	1	2,816	-	-	2,817	-	2,817
Issuance of Common Stock	48	-	1,151	-	-	1,199	-	1,199
Stock dividend	-	1,133	23,522	(24,655)	-	-	-	-
Dividend	-	-	-	(11)	-	(11)	-	(11)
Common Stock Class A conversion to Class B	(999)	999	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	13,948	9,351	23,299	(2)	23,297
Balance, September 30, 2019	$-	$24,333	$67,180	$816,969	$40,895	$949,377	$(686)	$948,691

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$41,015	$79,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,855	10,729
Net amortization of investments	2,151	1,484
Provision for doubtful receivables	2,229	2,476
Deferred tax expense	2,277	14,570
Net realized investment losses (gains) on sale of securities	180	(4,766)
Net unrealized losses (gains) on equity investments	17,428	(24,259)
Interest credited to policyholder deposits	4,788	4,414
Share-based compensation	8,443	8,723
Gain on sale of property and equipment	154	-
Decrease (increase) in assets:
Premium and other receivables, net	26,038	17,663
Deferred policy acquisition costs and value of business acquired	(10,827)	(20,004)
Deferred taxes	(109)	114
Other assets	(29,831)	(12,428)
Increase (decrease) in liabilities:
Claim liabilities	77,662	(134,798)
Liability for future policy benefits	22,099	19,769
Unearned premiums	2,307	5,291
Liability to Federal Employees' Health Benefits and Federal Employees' Programs	10,093	21
Accounts payable and accrued liabilities	36,729	27,891
Net cash provided by (used in) operating activities	223,681	(3,455)

(Continued)

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2020	2019

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$94,557	$365,383
Fixed maturities matured/called	37,450	19,017
Securities held to maturity:
Fixed maturities matured/called	1,079	1,378
Equity investments sold	80,152	126,134
Other invested assets sold	13,231	3,379
Acquisition of investments:
Securities available for sale:
Fixed maturities	(206,387)	(397,956)
Securities held to maturity:
Fixed maturities	(1,087)	(748)
Equity investments	(201,324)	(88,945)
Other invested assets	(25,442)	(24,233)
Increase in other investments	(3,924)	(2,710)
Net change in policy loans	240	(1,097)
Net capital expenditures	(52,549)	(14,746)
Capital contribution on equity method investees	(7,083)	-
Net cash used in investing activities	(271,087)	(15,144)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	16,814	3,808
Net change in short-term borrowings	28,500	-
Proceeds from long-term borrowings	30,841	-
Repayments of long-term borrowings	(2,760)	(2,425)
Repurchase and retirement of common stock	(14,980)	(1)
Proceeds from policyholder deposits	21,586	15,060
Surrenders of policyholder deposits	(12,829)	(16,455)
Net cash provided by (used in) financing activities	67,172	(13)
Net increase (decrease) in cash and cash equivalents	19,766	(18,612)
Cash and cash equivalents:
Beginning of period	109,837	117,544
End of period	$129,603	$98,932

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020.

(2)	Significant Accounting Policies

Investments

Fixed maturities

Investment in debt securities at September 30, 2020 and December 31, 2019 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

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

If a fixed maturity security is in an unrealized loss position and the Company does not have the intent to sell the fixed maturity security, or it is more likely than not that the Company will not have to sell the fixed maturity security before recovery of its amortized cost basis, the credit component of the impairment, if any, is recorded as an allowance for credit losses with an offsetting entry in the Company’s consolidated statements of earnings. The non-credit component of the impairment is recognized in other comprehensive income.  Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

If a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the Company will write off any previously recognized allowance for credit losses and will decrease the amortized cost basis of the security. If the allowance has been fully written off and the fair value is less than its amortized cost basis, the amortized cost basis is written down and an impairment loss is recognized in the Company’s consolidated statements of earnings. As of September 30, 2020, no allowance for credit losses was recorded in the condensed consolidated interim financial statements.

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

In addition, the Company considers the following factors when evaluating whether a credit loss exist: the reasons for the impairment, the severity of the impairment, market conditions, changes in the security’s rating, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Equity investments

Investment in equity securities at September 30, 2020 and December 31, 2019 consists of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are mainly based on quoted market prices for those or similar investments at the reporting date.  For a specific equity investment, the fair value is estimated using the net asset value (NAV) of the Company’s ownership interest in the partnership.  Unrealized holding gains and losses on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific identification basis.

Other invested assets

Other invested assets at September 30, 2020 and December 31, 2019 consist mainly of alternative investments in partnerships that invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair value of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions as of September 30, 2020 amounted to $57,762.  The remaining average commitments period is approximately three years.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

Health Insurance Providers Fee

The Patient Protection and Affordable Care Act (ACA) as amended by the Health Care and Education Reconciliation Act mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year. The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight-line basis. The fee payment is due on September 30 of each year.  The deferred cost is included within the other asset line item and the accrued fee is included within the accounts payable and accrued liabilities line item in the accompanying condensed consolidated balance sheets. The fee is presented within operating expenses in the accompanying condensed consolidated statements of earnings. The HIP Fee was waived for all health insurance providers during the year ended December 31, 2019. The Taxpayer Certainty and Disaster Tax Relief Act of 2019 and the Further Consolidated Appropriations Act of 2020, signed into law on December 20, 2019, repealed the HIP Fee effective calendar years beginning after December 31, 2020. As of September 30, 2020, the HIP Fee deferred cost amounted to $12,139. During the quarter ended September 30, 2020, the Company made the corresponding payment amounting to $55,514. As of December 31, 2019, no balance was deferred or accrued for the HIP Fee.

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

Future Adoption of Accounting Standards

On March 12, 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU was issued to provide optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments, which are elective and apply to all entities, provide expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company is currently in the process of identifying its LIBOR-based contracts that will be impacted by the phase-out of LIBOR and expects to utilize the optional expedients provided in this ASU.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months and nine months ended September 30, 2020 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for alternative investments, gross unrealized gains, gross unrealized losses, and estimated fair value for the Company’s investments in securities by major security type and class of security at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$36,762	$784	$(29)	$37,517
U.S. Treasury securities and obligations of U.S. government instrumentalities	103,483	8,747	-	112,230
Municipal securities	628,689	56,009	(126)	684,572
Corporate bonds	195,293	31,863	-	227,156
Residential mortgage-backed securities	263,715	17,230	(376)	280,569
Collateralized mortgage obligations	19,275	726	(45)	19,956
Total fixed maturities available for sale	$1,247,217	$115,359	$(576)	$1,362,000

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities available for sale
Obligations of government- sponsored enterprises	$17,209	$477	$-	$17,686
U.S. Treasury securities and obligations of U.S. government instrumentalities	102,230	4,779	-	107,009
Municipal securities	595,051	34,735	(22)	629,764
Corporate bonds	187,096	21,721	(74)	208,743
Residential mortgage-backed securities	262,783	8,073	(320)	270,536
Collateralized mortgage obligations	8,674	471	-	9,145
Total fixed maturities available for sale	$1,173,043	$70,256	$(416)	$1,242,883

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$614	$217	$-	$831
Residential mortgage-backed securities	165	6	-	171
Certificates of deposit	1,088	-	-	1,088
Total	$1,867	$223	$-	$2,090

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$615	$158	$-	$773
Residential mortgage-backed securities	165	1	-	166
Certificates of deposit	1,080	-	-	1,080
Total	$1,860	$159	$-	$2,019

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$110,532	$3,795	$(3,562)	$110,765

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$97,575	$3,721	$(788)	$100,508

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Obligations of government-sponsored enterprises	$9,511	$(29)	1	$-	$-	-	$9,511	$(29)	1
Municipal securities	21,832	(126)	4	-	-	-	21,832	(126)	4
Residential mortgage-backed securities	22,551	(376)	8	-	-	-	22,551	(376)	8
Collateralized mortgage obligations	8,847	(45)	2	-	-	-	8,847	(45)	2
Total fixed maturities	$62,741	$(576)	15	$-	$-	-	$62,741	$(576)	15
Other invested assets - Alternative investments	$12,873	$(1,933)	4	$16,308	$(1,629)	6	$29,181	$(3,562)	10

	December 31, 2019
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed maturities available for sale
Municipal securities	$10,656	$(22)	3	$-	$-	-	$10,656	$(22)	3
Corporate bonds	5,047	(74)	1	-	-	-	5,047	(74)	1
Residential mortgage-backed securities	79,902	(320)	16	-	-	-	79,902	(320)	16
Total fixed maturities	$95,605	$(416)	20	$-	$-	-	$95,605	$(416)	20
Other invested assets - Alternative investments	$24,437	$(605)	8	$10,580	$(183)	1	$35,017	$(788)	9

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

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

Residential mortgage-backed securities and Collateral mortgage obligations: The unrealized losses on these investments were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns. The Company does not consider these investments to be credit impaired because the decline in fair value is attributable to changes in interest rates; the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows.

Alternative investments: As of September 30, 2020, alternative investments with unrealized losses are not considered credit impaired based on market conditions.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	September 30, 2020
	Amortized cost	Estimated fair value
Fixed maturities available for sale
Due in one year or less	$33,764	$34,244
Due after one year through five years	564,825	610,357
Due after five years through ten years	204,234	220,251
Due after ten years	161,404	196,623
Residential mortgage-backed securities	263,715	280,569
Collateralized mortgage obligations	19,275	19,956
	$1,247,217	$1,362,000
Fixed maturities held to maturity
Due in one year or less	$1,088	$1,088
Due after ten years	614	831
Residential mortgage-backed securities	165	171
	$1,867	$2,090

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $232,818 and $145,981 and a fair value of $252,601 and $152,916 at September 30, 2020 and December 31, 2019, respectively, were pledged with the Federal Home Loan Bank of New York (FHLBNY) to secure short-term borrowings.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

(4)	Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Realized gains (losses)
Fixed maturity securities:
Securities available for sale:
Gross gains	$402	$950	$1,953	$3,597
Gross losses	(1)	-	(7)	(319)
Total fixed securities	401	950	1,946	3,278
Equity investments:
Gross gains	67	401	1,057	2,532
Gross losses	(479)	(443)	(3,249)	(1,488)
Gross losses from impaired securities	-	-	(678)	-
Total equity investments	(412)	(42)	(2,870)	1,044
Other invested assets:
Gross gains	518	179	744	500
Gross losses	-	-	-	(56)
Total other invested assets	518	179	744	444
Net realized investment gains (losses)	$507	$1,087	$(180)	$4,766

The gross losses from impaired securities during the nine months ended September 30, 2020 is related to an equity method investment held by the Company.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	$4,705	$11,544	$44,943	$48,095
Other invested assets	1,498	686	(2,700)	1,358
	$6,203	$12,230	$42,243	$49,453
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(6)	$14	$64	$50

The change in deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the nine months ended September 30, 2020 and 2019 was $8,446 and $9,892, respectively.

As of September 30, 2020, and December 31, 2019, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net were as follows:

	September 30, 2020	December 31, 2019
Premium	$135,133	$188,861
Self-funded group receivables	26,310	28,672
FEHBP	14,499	13,894
Agent balances	34,224	30,784
Accrued interest	9,753	11,307
Reinsurance recoverable	222,966	239,767
Other	153,839	110,952
	596,724	624,237
Less allowance for doubtful receivables:
Premium	37,489	36,622
Other	12,276	19,923
	49,765	56,545
Total premium and other receivables, net	$546,959	$567,692

As of  September 30, 2020, and December 31, 2019, the Company had premiums and other receivables of $71,322 and $49,176, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of September 30, 2020 and December 31, 2019 were $24,268 and $22,091, respectively.

(6)	Property and Equipment, Net

Property and equipment, net are composed of the following:

	September 30,	December 31,
	2020	2019

Land	$15,867	$10,976
Buildings and leasehold improvements	125,239	92,752
Office furniture and equipment	32,062	27,878
Computer equipment and software	135,456	133,922
Automobiles	671	761
	309,295	266,289
Less accumulated depreciation and amortization	179,075	177,701
Property and equipment, net	$130,220	$88,588

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$37,517	$-	$37,517
U.S. Treasury securities and obligations of U.S government instrumentalities	112,230	-	-	112,230
Municipal securities	-	684,572	-	684,572
Corporate bonds	-	227,156	-	227,156
Residential agency mortgage-backed securities	-	280,569	-	280,569
Collateralized mortgage obligations	-	19,956	-	19,956
Total fixed maturities	$112,230	$1,249,770	$-	$1,362,000
Equity investments	$197,864	$186,048	$5,166	$389,078

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Fixed maturity securities available for sale
Obligations of government-sponsored enterprises	$-	$17,686	$-	$17,686
U.S. Treasury securities and obligations of U.S government instrumentalities	107,009	-	-	107,009
Municipal securities	-	629,764	-	629,764
Corporate bonds	-	208,743	-	208,743
Residential agency mortgage-backed securities	-	270,536	-	270,536
Collateralized mortgage obligations	-	9,145	-	9,145
Total fixed maturities	$107,009	$1,135,874	$-	$1,242,883
Equity investments	$177,136	$105,180	$5,209	$287,525

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Beginning Balance	$5,237	$5,209
Unrealized in other accumulated comprehensive income	(71)	(43)
Ending Balance	$5,166	$5,166

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

(8)	Claim Liabilities

A reconciliation of the beginning and ending balances of claim liabilities is as follows:

	Nine months ended September 30, 2020
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$341,277	$367,981	$709,258
Reinsurance recoverable on claim liabilities	-	(137,017)	(137,017)
Net claim liabilities at beginning of period	341,277	230,964	572,241
Claims incurred
Current period insured events	2,000,825	84,358	2,085,183
Prior period insured events	24,297	(7,885)	16,412
Total	2,025,122	76,473	2,101,595
Payments of losses and loss-adjustment expenses
Current period insured events	1,678,400	45,815	1,724,215
Prior period insured events	267,427	41,081	308,508
Total	1,945,827	86,896	2,032,723
Net claim liabilities at end of period	420,572	220,541	641,113
Reinsurance recoverable on claim liabilities	-	145,807	145,807
Claim liabilities at end of period	$420,572	$366,348	$786,920

* Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

	Nine months ended September 30, 2019
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$394,226	$542,563	$936,789
Reinsurance recoverable on claim liabilities	-	(315,543)	(315,543)
Net claim liabilities at beginning of period	394,226	227,020	621,246
Claims incurred
Current period insured events	1,934,859	85,726	2,020,585
Prior period insured events	(29,038)	(8,254)	(37,292)
Total	1,905,821	77,472	1,983,293
Payments of losses and loss-adjustment expenses
Current period insured events	1,606,458	41,849	1,648,307
Prior period insured events	303,289	32,145	335,434
Total	1,909,747	73,994	1,983,741
Net claim liabilities at end of period	390,300	230,498	620,798
Reinsurance recoverable on claim liabilities	-	181,193	181,193
Claim liabilities at end of period	$390,300	$411,691	$801,991

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

The unfavorable prior period development in the claims incurred and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2020 are due primarily to higher than expected utilization trends in the Managed Care segment.  The favorable development in the claims incurred and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2019 are due primarily to better than expected utilization trends. Reinsurance recoverable on unpaid claims is reported as premiums and other receivables, net in the accompanying condensed consolidated interim financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $27,806 and $26,211 during the nine months ended September 30, 2020 and 2019, respectively.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

The following is information about total incurred but not reported (IBNR) liabilities plus expected development on reported claims included in the liability for unpaid claims adjustment expenses for the Managed Care segment as of September 30, 2020.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2019	$29,283
2020	322,425

(9)	Borrowings

Long-Term Borrowings

A summary of the borrowings entered by the Company are as follows:

	September 30, 2020	December 31, 2019

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.16% at September 30, 2020).	$5,037	$6,267
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 3.05% at September 30, 2020).	16,456	17,211
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 3.55% at September 30, 2020).	1,960	2,401
Secured loan payable of $31,350, payable in monthly installments of $105 through May 1, 2025, plus interest at prime rate (which was 3.22% at September 30, 2020). Last payment of $25,185 due on June 19, 2025.	31,036	-
Total borrowings	54,489	25,879

Less: unamortized debt issuance costs	653	185
	$53,836	$25,694

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

Aggregate maturities of the Company’s borrowings as of September 30, 2020 are summarized as follows:

Remaining of 2020	$1,122
2021	4,490
2022	4,490
2023	4,196
2024	14,484
Thereafter	25,707
$54,489

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

The four term loans under credit agreements with commercial banks in Puerto Rico include certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with all these covenants as of September 30, 2020.

Short-term Borrowings

The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from FHLBNY and a revolving credit facility.

•
In August 2019, Triple-S Salud, Inc. (TSS) and Triple-S Vida, Inc. (TSV) became members of the FHLBNY, which provides access to collateralized advances.  The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of September 30, 2020, the borrowing capacity was approximately $119,329 for TSS and $87,940 for TSV.  As of December 31, 2019, the borrowing capacity was approximately $82,200 for TSS and $48,900 for TSV. The outstanding balance as of September 30, 2020 for TSS is $62,500 and TSV is $20,000. The outstanding balance as of December 31, 2019 for TSS and TSV was $25,000 and $29,000, respectively. The average interest rate of the outstanding balance is 0.34% and 1.79% as of September 30, 2020 and December 31, 2019, respectively.

•
Triple-S Advantage, Inc. (TSA) has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 250 basis points and contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matures on June 30, 2021. As of September 30, 2020, there is no outstanding balance.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

(10)	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost (income):
Interest cost	$1,474	$1,748	$4,554	$5,230
Expected return on assets	(2,211)	(2,209)	(6,629)	(6,643)
Amortization of actuarial loss	396	98	884	277
Settlement loss	356	555	1,068	1,305
Net periodic benefit cost (income)	$15	$192	$(123)	$169

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2019 that it expected to contribute $2,000 to the pension program in 2020.  As of September 30, 2020, the Company has contributed $10,000 to the pension program.

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

During the three months ended September 30, 2020, no stocks were repurchased under a repurchase program. During the nine months ended September 30, 2020, the Company repurchased and retired under this program 952,820 shares at an average per share price of $15.72, for an aggregate cost of $14,982. During the three months and nine months ended September 30, 2019 no stocks were repurchased under a repurchase program. This program was completed in May 2020.

(12)	Reinsurance

Triple-S Propiedad, Inc. (TSP) uses facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events. TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes. The incidence and severity of catastrophes are inherently unpredictable.

Under these treaties, TSP ceded premiums written were $14,920 and $12,355 for the three months ended September 30, 2020 and 2019, respectively, and $45,637 and $36,028 for the nine months ended September 30, 2020, and 2019, respectively. Ceded incurred losses and loss adjustment expenses during the three months and nine months ended September 30, 2020 and 2019 were $5,419 and $1,089, respectively, and $45,802 and $6,531, respectively. The ceded incurred losses and loss adjustment expenses for the nine months ended September 30, 2020 include $40,000 related to earthquake losses ceded under catastrophe reinsurance.

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

The Company’s subsidiaries lease their regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms ranges from 0.2 to 14.2 years. The Company identifies leases when it has both the right to obtain substantially all economic benefits from the use of the asset and the right to direct the use of the asset.

The Company recognizes the right-of -use of assets and lease liabilities related to operating leases in its balance sheet statement under the caption of other assets and accounts payables and accrued liabilities, respectively. As of September 30, 2020, the right -of -use asset and lease liabilities balance was $13,929 and $14,171, respectively. As of December 31, 2019, the right-of -use asset and lease liabilities balance was $10,438 and $10,586, respectively. The weighted -average remaining lease term is 5.9 years as of September 30, 2020.

The Company uses the incremental borrowing rate for purposes of discounting lease payments for our operating leases since our lease agreements do not provide a readily determinable implicit rate. We estimate our incremental borrowing rate by using an interest rate index and add a credit spread to this rate based on financing transactions with a similar credit risk profile. The weighted-average discount rate of our operating leases is 5.2% as of September 30, 2020.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

Undiscounted cash flows of operating leases are summarized as follows:

Remaning of 2020	$1,062
2021	3,998
2022	3,420
2023	2,329
2024	1,855
Thereafter	3,590
Total lease payments	16,254
Less: imputed interest	(2,083)
Total	$14,171

At December 31, 2019, operating lease commitments under lessee arrangements were $4,713, $3,790, $3,200, $2,171, $1,710 and $2,707 for 2020 through 2024 and thereafter, respectively. The following presents the lease cost recognized by the Company:

Nine months ended
September 30, 2020
Operating lease cost	$3,570
Short-term lease cost	801
Total lease cost	$4,371

Also, the Company leases certain floors of one of its buildings and generates rental income. Maturity analysis of lease payments to be received from its lessees as of September 30, 2020, is summarized as follows:

Remaining of 2020	$473
2021	1,909
2022	1,947
2023	1,986
2024	2,026
Thereafter	2,624
Total	$10,965

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

(14)	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Unrealized Gain on Securities
Beginning Balance	$85,110	$55,678	$57,830	$27,308
Other comprehensive income before reclassifications	5,149	10,160	31,879	41,473
Amounts reclassified from accumulated other comprehensive (loss) income	(406)	(870)	144	(3,813)
Net current period change	4,743	9,290	32,023	37,660
Ending Balance	89,853	64,968	89,853	64,968
Liability for Pension Benefits
Beginning Balance	(28,161)	(24,134)	(28,467)	(24,246)
Amounts reclassified from accumulated other comprehensive income	247	61	553	173
Ending Balance	(27,914)	(24,073)	(27,914)	(24,073)
Accumulated Other Comprehensive Income (Loss)
Beginning Balance	56,949	31,544	29,363	3,062
Other comprehensive income before reclassifications	5,149	10,160	31,879	41,473
Amounts reclassified from accumulated other comprehensive (loss) income	(159)	(809)	697	(3,640)
Net current period change	4,990	9,351	32,576	37,833
Ending Balance	$61,939	$40,895	$61,939	$40,895

(15)	Share-Based Compensation

 Share-based compensation expense recorded during the three months ended September 30, 2020 and 2019 was $1,849 and $2,817, respectively. Share-based compensation expense recorded during the nine months ended September 30, 2020 and 2019 was $8,443 and $8,723, respectively. During the three months ended September 30, 2020, 14,040 shares were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. During the nine months ended September 30, 2020 and 2019, 20,922 and 602 shares, respectively, were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the three months ended September 30, 2019.

(16)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$23,581	$13,948	$41,035	$79,665
Denominator for basic earnings per share:
Weighted average of common shares	23,073,511	23,830,106	23,215,840	23,143,361
Effect of dilutive securities	120,469	63,701	102,229	73,937
Denominator for diluted earnings per share	23,193,980	23,893,807	23,318,069	23,217,298
Basic net income per share attributable to TSM	$1.02	$0.59	$1.77	$3.44
Diluted net income per share attributable to TSM	$1.02	$0.58	$1.76	$3.43

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

The Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded.  Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. However, there are legal proceedings where a loss is reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses. We currently believe that the range of possible losses for such proceedings in excess of established reserves is, in the aggregate, from $0 to approximately $10,000 at September 30, 2020. The outcome of legal proceedings is inherently uncertain; pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

In Ruiz de Porras, et. al. v. Triple-S, Inc. the Company intends to file a motion for summary judgment to dismiss all claims once new discovery matters are completed.

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

On April 16, 2018 Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018 Hon. Judge Proctor agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling. The parties re-commenced mediation with subscribers in April 2019 and with providers in September 2019.  The Defendants have reached a tentative settlement agreement with subscribers. The agreement remains subject to approval from the Federal District Court for the Northern District of Alabama. However, based on this agreement, the Company has accrued $32,000 related to this legal proceeding during the nine months ended September 30, 2020.

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

The following tables summarize the operations by reportable segment for the three months and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating revenues:
Managed Care:
Premiums earned, net	$849,529	$746,043	$2,447,588	$2,244,448
Administrative service fees	3,013	2,607	8,755	7,695
Intersegment premiums/service fees	644	1,483	2,624	4,612
Net investment income	5,065	5,624	14,763	16,981
Total managed care	858,251	755,757	2,473,730	2,273,736
Life Insurance:
Premiums earned, net	49,616	45,365	143,325	133,598
Intersegment premiums	516	471	1,552	1,457
Net investment income	6,900	6,709	20,625	20,091
Total life insurance	57,032	52,545	165,502	155,146
Property and Casualty Insurance:
Premiums earned, net	23,789	23,613	66,453	64,470
Intersegment premiums	153	153	460	460
Net investment income	2,103	2,533	6,551	7,404
Total property and casualty insurance	26,045	26,299	73,464	72,334
Other segments: *
Intersegment service revenues	2,595	2,076	7,637	6,049
Operating revenues from external sources	2,052	3,167	6,394	6,335
Total other segments	4,647	5,243	14,031	12,384
Total business segments	945,975	839,844	2,726,727	2,513,600
TSM operating revenues from external sources	100	310	355	1,138
Elimination of intersegment premiums/service fees	(574)	(2,107)	(4,636)	(6,529)
Elimination of intersegment service revenues	(2,595)	(2,076)	(7,637)	(6,049)
Consolidated operating revenues	$942,906	$835,971	$2,714,809	$2,502,160

* Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation Notes to Condensed Consolidated Interim Financial Statements (dollar amounts in thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating income (loss):
Managed care	$13,006	$5,393	$56,495	$56,805
Life insurance	5,682	6,686	20,188	17,541
Property and casualty insurance	4,386	6,620	10,921	14,958
Other segments *	(1,639)	(690)	(4,552)	(1,812)
Total business segments	21,435	18,009	83,052	87,492
TSM operating revenues from external sources	100	310	355	1,138
TSM unallocated operating expenses	(1,633)	(1,643)	(4,877)	(6,812)
Elimination of TSM intersegment charges	2,403	2,403	7,209	7,209
Consolidated operating income	22,305	19,079	85,739	89,027
Consolidated net realized investment gains (losses)	507	1,087	(180)	4,766
Consolidated net unrealized investment gains (losses) on equity investments	11,040	1,267	(17,428)	24,259
Consolidated interest expense	(2,096)	(2,062)	(5,813)	(5,681)
Consolidated other income, net	1,811	485	6,217	3,359
Consolidated income before taxes	$33,567	$19,856	$68,535	$115,730

Depreciation and amortization expense:
Managed care	$2,085	$2,931	$8,061	$8,480
Life insurance	289	268	869	813
Property and casualty insurance	93	86	296	266
Other segments*	240	249	913	627
Total business segments	2,707	3,534	10,139	10,186
TSM depreciation expense	404	150	716	543
Consolidated depreciation and amortization expense	$3,111	$3,684	$10,855	$10,729

* Includes segments that are not required to be reported separately, primarily the health clinics.

	September 30, 2020	December 31, 2019
Assets:
Managed care	$1,406,356	$1,190,538
Life insurance	1,039,765	981,370
Property and casualty insurance	603,728	592,758
Other segments *	30,408	28,346
Total business segments	3,080,257	2,793,012
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	19,881	28,167
Property and equipment, net	67,316	25,623
Other assets	45,927	37,176
	133,124	90,966
Elimination entries-intersegment receivables and others	(93,094)	(65,152)
Consolidated total assets	$3,120,287	$2,818,826

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries. The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2020. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2019 and the MD&A included therein, and our unaudited condensed consolidated interim financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2020 included in this Quarterly Report on Form 10-Q.

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

Overview

Triple-S Management Corporation is a healthcare company and one of the top players in the Puerto Rico healthcare industry. With more than 60 years of experience, we are the premier healthcare brand and serve more people through the most attractive provider networks on the island. We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla, and we offer a broad portfolio of managed care and related products in the Commercial, Medicare Advantage and Medicaid markets. In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico and U.S. federal government funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid).

Our commitment to our valued customers and provider partners, backed by our heritage of excellent care, access and service have positioned Triple-S for continued growth in the healthcare arena. Our progressive use of technology and clinical data, value-based partnerships with care providers and initial investments in ambulatory and primary care assets are a strong foundation for differentiation and growth through the development of an integrated delivery system over the next several years. We believe continued investment and focus on delivering an excellent healthcare experience and great service, coupled with health management programs that improve outcomes and quality of life while reducing the total cost of care, will separate Triple-S from our competition and strengthen the financial performance of our business well into the future.

As of September 30, 2020, we served approximately 951,000 managed care members across all regions of Puerto Rico. For the nine months ended September 30, 2020 and 2019, our managed care segment represented approximately 92% of our total consolidated premiums earned, respectively.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS); Triple-S Advantage, Inc. (TSA), and Triple-S Blue, Inc. I.I. (TSB). TSS, TSA and TSB are BCBS licensees.

Triple-S is also a well-known brand in the life insurance and property and casualty insurance markets, with a significant share in each. We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (TSV), and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP).

Intersegment revenue and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations. These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment but are eliminated in consolidation and do not change Net Income. See Note 18 to the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Our revenue primarily consists of premiums earned, net and investment income. Premiums are derived from the sale of managed care products and property and casualty and life insurance contracts.  Substantially all our earnings are generated in Puerto Rico.

Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and policyholders. Each segment’s results of operations depend to a significant extent on management’s ability to accurately predict and effectively manage claims. A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period. Operating expenses consist primarily of compensation, commission payments to brokers and other overhead business expenses.

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

Recent Developments

COVID-19

COVID-19 Situation in Puerto Rico

As of November 4, 2020, the Puerto Rico Department of Health reported 35,807 and 33,213 confirmed and probable COVID-19 cases, respectively, and a total of 850 confirmed and probable COVID-19-related deaths in Puerto Rico.

Puerto Rico was under a stay-at-home order (as amended and extended, the “Order”) from March 15, 2020 until June 16, 2020.  The Order required the closure of non-essential businesses for the same period of time.  On May 1, 2020, the Governor issued a new order providing for the gradual re-opening of the economy beginning on May 4, 2020, provided that the risk of contagion does not increase significantly.  The Governor has issued several other executive orders establishing the rules to continue the gradual re-opening of the economy, the latest of which is effective until November 13, 2020.

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

Puerto Rico Economy

PROMESA and the Oversight Board

The Commonwealth has been enduring a fiscal and economic crisis for over a decade. Such crisis prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) in June 2016. PROMESA, among other things, created a federal fiscal oversight board (the Oversight Board) with broad powers over the Commonwealth’s fiscal affairs and established two mechanisms for the restructuring of the obligations of the Commonwealth, its instrumentalities and municipalities, contained in Titles III and VI of PROMESA. The Commonwealth and several of its instrumentalities are in the process of restructuring their debts through the mechanisms provided by PROMESA.

Commonwealth Fiscal Plan and Plan of Adjustment

The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 27, 2020 (the 2020 Fiscal Plan).  As mentioned above, the 2020 Fiscal Plan estimates that the economy of Puerto Rico will contract by 4% in real terms in fiscal year 2020, largely because of the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021. This new economic outlook exacerbates the Commonwealth government’s fiscal challenges. As a result of these changes, the 2020 Fiscal Plan projects that the Commonwealth will have a pre-contractual debt service deficit each year through 2025 if the measures and structural reforms contemplated by the plan are not successfully implemented. It estimates that the proposed fiscal measures and structural reforms will drive approximately $10 billion in savings and extra revenue through 2025 and a cumulative 0.88% increase in growth by fiscal year 2029. However, even after the fiscal measures and structural reforms, and before contractual debt service, the 2020 Fiscal Plan’s projections reflect an annual deficit starting in fiscal year 2032.

On February 28, 2020, the Oversight Board filed an amended plan of adjustment for the Commonwealth, the Employees Retirement System of the Government of the Commonwealth and the Puerto Rico Public Buildings Authority in the pending debt restructuring proceedings under Title III of PROMESA (the Proposed Plan of Adjustment). In light of the COVID-19 pandemic, however, the Oversight Board requested that the court adjourn proceedings related to the Proposed Plan of Adjustment to allow the Government and the Oversight Board to prioritize the health and safety of the people of Puerto Rico and to gain a better understanding of the economic and fiscal impact of the pandemic.

Property & Casualty Litigation

As of September 30, 2020, our Property and Casualty subsidiary had been served in a total of 471 cases relating to Hurricane Maria. Of those, 329 remained open as of September 30, 2020. TSP closed 75 claims during the third quarter of 2020, increasing the number of claims closed to 97.5%. See Item 1A. Risk Factors – Risks Related to our Business – “Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations” and “We face risks related to litigation” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Seismic Activity

On January 7, 2020, a magnitude 6.4 earthquake struck Puerto Rico, causing island-wide power outages and extensive damage to infrastructure and property in the southwest region of the island.  The 6.4 magnitude earthquake was preceded by foreshocks and followed by aftershocks. During the three months ended March 31, 2020, the Company recognized $5 million in incurred losses related to this event, which is its maximum exposure for a single event under its current reinsurance program.  We also incurred in $3.0 million in reinstatement reinsurance premiums related to the event.

See “Item 1A.  Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Puerto Rico Health Insurance Administration (ASES by its Spanish Acronym) Contract Amendment

On September 24, 2020, we entered into an amendment to our contract with ASES for the provision of health coverage to the medically indigent in Puerto Rico under the Puerto Rico Health Reform Program known as Vital (similar to Medicaid). The amendment, which is effective as of September 15, 2020, provides, among other things, for the revision of the premium rates payable by ASES. The new premium rates are effective retroactively from July 1, 2020 and will apply through the expiration of the contract on September 30, 2021.  In addition, the amendment clarifies certain aspects related to the payment and identification of high-cost high-need enrollees under the agreement.

Legislative Initiatives

On July 20, 2020, the Governor of Puerto Rico announced she would call the Legislative Assembly to an extraordinary session for the consideration of legislation affecting the healthcare insurance industry, among other measures. Of note are House Bill 2583, now Act 138-2020, and Senate Bill 1658, now Act 142-2020, both of which apply to our Commercial and Medicaid lines of business. Act 138-2020, signed on September 1, 2020, purports to reduce applicable periods for insurers to process and pay claims, and to further regulate the utilization review process. The new law orders the Commissioner of Insurance and ASES to adopt related regulation. Act 142-2020, signed on October 9, 2020, limits insurers’ ability to review the course of treatment or medication prescribed by a physician and requires insurers to provide immediate, temporary coverage for prescribed medication to patients while their claims are resolved, among other matters.

Both measures would enter into force this year; however, adoption of related regulation and guidance from implementing agencies is still pending. Legal challenges are possible against these new laws. We are nonetheless assessing the operational and financial impact these laws may have on our business.

See “Item 1A.  Risk Factors—Risks Relating to the Regulation of Our Industry – Changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Acquisition of Life Insurance Portfolio

Effective June 1, 2020, our Life Insurance company acquired a life insurance portfolio from a local insurance company. The portfolio represents approximately $5 million in annualized premiums.

STARS Rating

On October 8, 2020, the Centers for Medicare and Medicaid Services (CMS) announced STARS Ratings for contract product offerings in year 2021. Our Medicare Advantage PPO plan achieved an overall rating of 3.5 stars, our HMO plan achieved an overall 4-star rating and our Part D (Pharmacy) offering received 4.5 stars. STARS Ratings for plans are calculated based on the results achieved by the plan on a contract in terms of measures spanning four categories: Healthcare Effectiveness Data and Information Set (HEDIS) measures, Consumer Assessment of Healthcare Providers and Systems (CAHPS) and Health Outcomes Survey (HOS) measures, Administrative measures, and Part D measures.

Recent Accounting Standards

For a description of recent accounting standards, see Note 2 to the unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q.

Managed Care Membership
	As of September 30,
	2020	2019
Managed care enrollment:
Commercial [1]	429,503	442,069
Medicare	136,135	128,660
Medicaid	385,344	354,230
Total	950,982	924,959
Managed care enrollment by funding arrangement:
Fully insured	843,152	805,882
Self-insured	107,830	119,077
Total	950,982	924,959

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Revenues:
Premiums earned, net	$923.0	$815.0	$2,657.4	$2,442.5
Administrative service fees	3.7	2.6	8.7	7.7
Net investment income	14.2	15.2	42.3	45.6
Other operating revenues	2.0	3.1	6.4	6.3
Total operating revenues	942.9	835.9	2,714.8	2,502.1
Net realized investment gains (losses)	0.5	1.1	(0.2)	4.8
Net unrealized investment gains (losses) on equity investments	11.1	1.3	(17.4)	24.3
Other income, net	1.8	0.5	6.2	3.4
Total revenues	956.3	838.8	2,703.4	2,534.6
Benefits and expenses:
Claims incurred	761.8	680.0	2,129.4	2,009.5
Operating expenses	158.8	136.9	499.7	403.6
Total operating expenses	920.6	816.9	2,629.1	2,413.1
Interest expense	2.1	2.1	5.8	5.7
Total benefits and expenses	922.7	819.0	2,634.9	2,418.8
Income before taxes	33.6	19.8	68.5	115.8
Income tax expense	10.0	5.9	27.5	36.1
Net income attributable to TSM	$23.6	$13.9	$41.0	$79.7

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Operating Revenues

Consolidated premiums earned, net increased by $108.0 million, or 13.3%, to $923.0 million during the three months ended September 30, 2020.  This increase primarily reflects higher premiums in the Managed Care segment of $103.5 million. The growth in Managed Care premiums reflects higher average premium rates and fully insured member months across all Managed Care lines of business.

Net unrealized investment gains on equity investments

The $11.1 million in consolidated net unrealized investment gains on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $81.8 million, or 12.0%, to $761.8 million, and the consolidated loss ratio decreased 90 basis points, to 82.5%, when compared to the prior-year period. The increase in claims incurred  primarily reflects higher claims in the Managed Care segment resulting from an increase in fully insured members, unfavorable prior-period reserve development and other costs such as COVID-19 related treatment and testing, the waiver of medical and payment policies and the assistance we are providing to our elderly population and other vulnerable members. The decrease in the consolidated loss ratio reflects lower Managed Care utilization of services since mid-March as the result of the government-enforced lockdown during the COVID-19 pandemic, an increase in the average membership risk score, and the reinstatement of the HIP fee pass-through in 2020.

Following the government-enforced lockdown related to the COVID-19 pandemic in mid-March, we have seen a decrease in utilization of Managed Care services as members and providers deferred non-emergent or elective health services.  While this trend has caused, and may continue to cause, a short-term decrease in our claim costs, during this third quarter we saw an increase in utilization closer to normal as demand for deferred non-emergent or elective health services resumed.  The access to and demand for care was most constrained from mid-March through April, and began to recover in late May, gradually increasing close to expected levels in the third quarter.

Operating Expenses

Consolidated operating expenses increased by $21.9 million, or 16.0%, to $158.8 million. The increase in operating expenses mostly resulted from the reinstatement in 2020 of the HIP fee of $12.1 million, and higher business promotion expenses, mainly related to COVID-19 relief efforts.  For the three months ended September 30, 2020, the consolidated operating expense ratio increased 40 basis points, to 17.1%.

Income Taxes

Consolidated income tax expense for the three months ended September 30, 2020 increased by $4.1 million, to $10.0 million, primarily reflecting higher taxable income in the Managed Care segment in 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Operating Revenues

Consolidated premiums earned, net increased by $214.9 million, or 8.8%, to $2,657.4 million during the nine months ended September 30, 2020.  This increase primarily reflects higher premiums in the Managed Care segment by $203.3 million due to higher average premium rates in the Medicare and Medicaid lines of business and an increase in Medicare, Medicaid and Commercial fully insured member months.

Net unrealized investment gains (losses) on equity investments

The $17.4 million in consolidated net unrealized investment losses on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $119.9 million, or 6.0%, to $2,129.4 million, during the nine months ended September 30, 2020.  The consolidated loss ratio decreased 220 basis points, to 80.1%, from the prior-year period, mostly reflecting lower Managed Care utilization of services since mid-March as the result of the government-enforced lockdown during the COVID-19 pandemic and the effect in the MLR of the reinstatement of the HIP fee pass-through in 2020. These decreases were partially offset by the increased benefits in our 2020 Medicare product offering, unfavorable prior-period reserve development in the Managed Care segment and $5 million of earthquake losses recorded by the Property and Casualty segment.

Following the government-enforced lockdown related to the COVID-19 pandemic in mid-March, we have seen a decrease in utilization of Managed Care services as members and providers deferred non-emergent or elective health services.  While this trend has caused, and may continue to cause, a short-term decrease in our claim costs, we are experiencing an increase in these costs during the second half of the year, that affect our medical cost trends as the demand for deferred non-emergent or elective health services resumes.  The access to and demand for care was most constrained from mid-March through April, and began to recover in late May, gradually increasing close to expected levels in the third quarter.

Operating Expenses

Consolidated operating expenses increased by $96.1 million, or 23.8%, to $499.7 million. The increase in operating expenses mostly results from the reinstatement of the HIP fee in 2020 of $43.4 million, the recognition of a $32 million contingency reserve related to a legal proceeding in our Managed Care segment (see Note 17 to the unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q), higher amortization of deferred acquisition costs and higher business promotion expenses, mainly related to COVID-19 relief efforts.  These increases were partially offset by lower professional fees and provision for doubtful accounts. The consolidated operating expense ratio increased 220 basis points, to 18.7%.

Income Taxes

Consolidated income tax expense for the nine months ended September 30, 2020 decreased by $8.6 million to $27.5 million primarily reflecting a lower taxable income in all segments in 2020.

Managed Care Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Operating revenues:
Medical premiums earned, net:
Medicare	$400.7	$367.1	$1,160.9	$1,065.7
Medicaid	240.9	176.3	682.9	577.7
Commercial	208.4	203.1	605.3	602.4
Medical premiums earned, net	850.0	746.5	2,449.1	2,245.8
Administrative service fees	3.1	3.6	9.8	10.9
Net investment income	5.1	5.7	14.8	17.0
Total operating revenues	858.2	755.8	2,473.7	2,273.7
Medical operating costs:
Medical claims incurred	720.3	645.2	2,025.1	1,905.9
Medical operating expenses	124.9	105.2	392.1	311.0
Total medical operating costs	845.2	750.4	2,417.2	2,216.9
Medical operating income	$13.0	$5.4	$56.5	$56.8
Additional data:
Member months enrollment:
Commercial:
Fully insured	966,906	964,321	2,920,460	2,872,836
Self-funded	324,372	356,059	981,634	1,072,510
Total commercial	1,291,278	1,320,380	3,902,094	3,945,346
Medicare	407,170	386,995	1,220,280	1,156,438
Medicaid	1,132,626	1,065,885	3,278,098	3,187,753
Total member months	2,831,074	2,773,260	8,400,472	8,289,537
Medical loss ratio	84.7%	86.4%	82.7%	84.9%
Operating expense ratio	14.6%	14.0%	15.9%	13.8%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Managed Care Operating Revenues

Managed Care premiums earned increased by $103.5 million, or 13.9%, to $850.0 million. This increase is principally the result of the following:

•
Premiums generated by the Medicare business increased by $33.6 million, or 9.2%, to $400.7 million, mostly due to an increase in enrollment by approximately 20,000 member months, primarily reflecting a more competitive product offering, and higher average premium rates due to an increase in the average membership risk score.  This quarter we also lowered the estimated MLR rebate accrual as utilization of services have continued to trend up to almost-normal levels following the reduction noted in the second quarter related to the lockdown as the result of the COVID-19 pandemic.

•
Premiums generated by the Medicaid business increased by $64.6 million, or 36.6%, to $240.9 million, primarily reflecting higher member months of approximately 67,000 and higher average premium rates following three separate premium rate increases that became effective on November 1, 2019, May 1, 2020 and July 1, 2020.

•
Premiums generated by the Commercial business increased by $5.3 million, or 2.6%, to $208.4 million, mainly reflecting higher average premium rates, an increase in fully insured member months during the quarter by approximately 3,000 and the reinstatement of the HIP fee pass-through in 2020.

Managed Care Claims Incurred

Managed Care claims incurred increased by $75.1 million, or 11.6%, to $720.3 million when compared to the three months ended September 30, 2019. The medical loss ratio (MLR) of the segment decreased 170 basis points during the 2020 period, to 84.7%.  This fluctuation is primarily attributed to the net effect of the following:

•
Claims incurred in the Medicare business increased by $25.5 million, or 8.6%, during the 2020 period and its MLR decreased 50 basis points to 80.6%. The increase in claims incurred is the result of higher membership offset by lower MLR. The lower MLR mostly reflects the increase in the average membership risk score and lower utilization resulting from the government-enforced lockdown during the COVID-19 pandemic, partially offset by unfavorable prior-period reserve development and a more competitive product offering.

•
Claims incurred in the Medicaid business increased by $50.9 million, or 29.0%, during the 2020 period.  The MLR, at 94.0%, was 560 basis points lower than the same period last year. The increase in claims incurred is the result of higher membership offset by lower MLR.  The lower MLR mostly reflects the impact of the premium increases mentioned above, lower utilization resulting from the government-enforced lockdown during the COVID-19 pandemic, and the reinstatement of the HIP fee pass-through in 2020.  These effects were partially offset by unfavorable prior-period reserve development.

•
Claims incurred in the Commercial business decreased by $1.3 million, or 0.7%, during 2020 and its MLR decreased 280 basis points, to 81.9%.  The lower MLR mostly reflects the reinstatement of the HIP fee pass-through in 2020, offset in part by unfavorable prior-period reserve development.

Managed Care Operating Expenses

Managed Care operating expenses increased by $19.7 million, or 18.7%, to $124.9 million.  The operating expense ratio increased 60 basis points to 14.6% in 2020. The higher operating expenses and expense ratio are mostly driven by a $12.1 million increase in the HIP fee following the reinstatement of the fee in 2020 and expenses related to providing much-needed assistance to seniors to help them manage through the COVID-19 pandemic.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Managed Care Operating Revenues

Managed Care premiums earned increased by $203.3 million, or 9.1%, to $2,449.1 million. This increase is principally the result of the following:

•
Premiums generated by the Medicare business increased by $95.2 million, or 8.9%, to $1,160.9 million, mostly due to higher average premium rates, reflecting an increase in the average membership risk score revenue in 2020, and higher member months enrollment by approximately 64,000. These increases were partially offset by the recognition of an MLR rebate related to lower utilization following the government-enforced lock-down during the COVID-19 pandemic.

•
Premiums generated by the Medicaid business increased by $105.2 million, or 18.2%, to $682.9 million, primarily reflecting higher average premium rates following the premium rates increases in 2020 mentioned above, an increase in enrollment of approximately 90,000 member months, the reinstatement of the HIP fee pass-through in 2020, and a profit-sharing accrual recorded in 2019.

•
Premiums generated by the Commercial business increased by $2.9 million, or 0.5%, to $605.3 million.  This fluctuation primarily reflects higher fully insured enrollment during the year by approximately 48,000 member months and the reinstatement of the HIP fee pass-through in 2020.  These increases were partially offset by lower average premium rates and the recognition of an MLR rebate related to lower utilization following the government-enforced lockdown during the COVID-19 pandemic.

Managed Care Claims Incurred

Managed Care claims incurred increased by $119.2 million, or 6.3%, to $2,025.1 million when compared to the nine months ended September 30, 2019.  The MLR of the segment decreased 220 basis points during 2020, to 82.7%. This fluctuation is primarily attributed to the net effect of the following:

•
Claims incurred in the Medicare business increased by $64.3 million, or 7.4%, during the 2020 period and its MLR decreased 120 basis points, to 80.2%.  The increase in claim cost is due to higher member months, improved benefits in product offerings, and unfavorable prior-period reserve development, partially offset by the lower MLR.  The lower MLR mostly reflects lower utilization of services as the result of the government-enforced lockdown during the COVID-19 pandemic, which was in force from mid-March to mid-June, when it was significantly reduced.

•
Claims incurred in the Medicaid business increased by $93.2 million, or 17.3%, during 2020 and its MLR decreased 70 basis points, to 92.7%. The increase in claim cost is due to higher claims trend and member months and an unfavorable prior-period reserve development in 2020, partially offset by the lower MLR. The lower MLR reflects the higher premium rates in the 2020 period as well as the reinstatement of the HIP fee pass-through in 2020. In addition, the 2020 MLR reflects lower utilization of services as the result of the government-enforced lockdown during the COVID-19 pandemic.

•
Claims incurred in the Commercial business decreased by $38.3 million, or 7.7%, during 2020 and its MLR decreased 670 basis points, to 76.1%. These decreases mostly result from lower utilization related to the COVID-19 lockdown and the impact in the MLR of the reinstatement of the HIP fee pass-through in 2020. These decreases were partially offset by the impact of the previously mentioned estimated premium rebates, higher fully insured enrollment and an unfavorable change in prior-period reserve developments when compared to the 2019 period.

Managed Care Operating Expenses

Managed Care operating expenses increased by $81.1 million, or 26.1%, to $392.1 million. The operating expense ratio increased 210 basis points to 15.9% in 2020. The higher operating expenses mostly result from the reinstatement in 2020 of the HIP fee of $43.4 million, the recognition of a contingency reserve related to a legal proceeding, and expenses related to providing much-needed assistance to seniors to help them manage through the COVID-19 pandemic, offset in part by a decrease in the provision for doubtful accounts and professional fees.

Life Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Operating revenues:
Premiums earned, net:
Premiums earned	$52.6	$47.3	$152.2	$139.7
Assumed earned premiums	0.1	0.6	0.1	1.6
Ceded premiums earned	(2.6)	(2.1)	(7.4)	(6.2)
Premiums earned, net	50.1	45.8	144.9	135.1
Net investment income	6.9	6.7	20.6	20.0
Total operating revenues	57.0	52.5	165.5	155.1
Operating costs:
Policy benefits and claims incurred	30.6	25.9	78.6	79.2
Underwriting and other expenses	20.7	20.0	66.7	58.4
Total operating costs	51.3	45.9	145.3	137.6
Operating income	$5.7	$6.6	$20.2	$17.5
Additional data:
Loss ratio	61.1%	56.6%	54.2%	58.6%
Operating expense ratio	41.3%	43.7%	46.0%	43.2%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Operating Revenues

Premiums earned, net increased by $4.3 million, or 9.4%, to $50.1 million, mainly as the result of higher sales across all lines of business, mainly in the Cancer, Individual Life, and Group lines of business, aided by the acquisition of an insurance portfolio during the second quarter of 2020.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $4.7 million, or 18.1%, to $30.6 million, mostly as the result of higher actuarial reserves following an increase in collections and policy retention efforts that resulted in the reinstatement of most policies that were cancelled during the second quarter of 2020 due to the COVID-19 lockdown.  As a result, the segment’s loss ratio increased 450 basis points to 61.1%.

Underwriting and Other Expenses

Underwriting and other expenses increased $0.7 million, or 3.5%, to $20.7 million while the segment’s operating expense ratio decreased 240 basis points to 41.3%.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Operating Revenues

Premiums earned, net increased by $9.8 million, or 7.3%, to $144.9 million, mainly as the result of higher sales across all lines of business, mainly in the Individual Life and Cancer lines of business aided by the acquisition of an insurance portfolio during the second quarter of 2020.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred decreased by $0.6 million, or 0.8%, to $78.6 million, mostly as the result of a slowdown in claim trends in the Cancer line of business due to the COVID-19 lockdown. As a result, the segment’s loss ratio decreased 440 basis points to 54.2%.

Underwriting and Other Expenses

Underwriting and other expenses increased $8.3 million, or 14.2%, to $66.7 million, mostly reflecting higher amortization of deferred acquisition costs. The segment’s operating expense ratio increased 280 basis points to 46.0%.

Property and Casualty Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Operating revenues:
Premiums earned, net:
Premiums written	$44.0	$40.0	$115.6	$107.4
Premiums ceded	(14.9)	(12.3)	(45.6)	(36.0)
Change in unearned premiums	(5.2)	(4.0)	(3.1)	(6.5)
Premiums earned, net	23.9	23.7	66.9	64.9
Net investment income	2.2	2.5	6.6	7.4
Total operating revenues	26.1	26.2	73.5	72.3
Operating costs:
Claims incurred	10.4	10.2	27.8	28.3
Underwriting and other expenses	11.3	9.4	34.8	29.1
Total operating costs	21.7	19.6	62.6	57.4
Operating income	$4.4	$6.6	$10.9	$14.9
Additional data:
Loss ratio	43.5%	43.0%	41.6%	43.6%
Operating expense ratio	47.3%	39.7%	52.0%	44.8%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Operating Revenues

Total premiums written increased by $4.0 million, or 10.0%, to $44.0 million, mainly driven by higher premiums in Commercial Auto, Personal Package and Commercial Property policies, partially offset by a decrease in Commercial Package policies.

The premiums ceded to reinsurers increased by $2.6 million, or 21.1%, as a result of the increase in premiums written and the impact of an unfavorable reinsurance premium adjustment in the current period when compared to the same period last year.

The change in unearned premiums is $1.2 million higher than the same period in the prior year mostly resulting from the higher volume of premiums, and the effect of changes in the current year’s reinsurance program.

Claims Incurred

Claims incurred increased by $0.2 million, or 2.0%, to $10.4 million, and as a result the loss ratio increased 50 basis points, from 43.0% to 43.5%.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $1.9 million, or 20.2%, to $11.3 million mostly due to higher net commission expense following the increase in net premiums earned. The net commission expense for the current period is impacted by a lower capitalization of deferred acquisition costs. The operating expense ratio was 47.3%, 760 basis points higher than the prior year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Operating Revenues

Total premiums written increased by $8.2 million, or 7.6%, to $115.6 million, mostly driven by higher premiums particularly in Commercial Auto and Commercial Package products.

The premiums ceded to reinsurers increased by $9.6 million, or 26.7%, mostly due to approximately $3.0 million of reinsurance reinstatement premiums following losses recorded after the earthquakes in the southwest region of Puerto Rico in January 2020, as well as higher premiums written and the impact of an unfavorable reinsurance premium adjustment in the current period when compared to the same period last year.

The lower change in unearned premiums had a favorable impact on premiums earned of $3.4 million when compared to prior year, mostly reflecting higher premiums written and the effect of changes in the current year’s reinsurance program.

Claims Incurred

Claims incurred decreased by $0.5 million, or 1.8%, to $27.8 million, mostly because of better loss experience in the segment’s on-going business from the effects of COVID-19 measures and lockdown, partially offset by the recognition of $5.0 million of earthquake losses after the January 2020 events. As a result, the loss ratio improved by 200 basis points, to 41.6% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $5.7 million, or 19.6%, to $34.8 million, mostly because of higher net commission expense following the increase in net premiums earned. Current year net commission expense is affected by a lower capitalization of deferred acquisition costs. The operating expense ratio was 52.0%, 720 basis points higher than the prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended September 30,
(dollar amounts in millions)	2020	2019
Sources (uses) of cash:
Cash provided by (used in) operating activities	$223.7	$(3.5)
Net (purchases) proceeds of investment securities	(211.7)	0.7
Net capital expenditures	(52.5)	(14.7)
Capital contribution on equity method investees	(7.1)	-
Proceeds from long-term borrowings	30.9	-
Net change in short-term borrowings	28.5	-
Payments of long-term borrowings	(2.8)	(2.4)
Proceeds from policyholder deposits	21.6	15.1
Surrenders of policyholder deposits	(12.8)	(16.5)
Repurchase and retirement of common stock	(14.9)	-
Other	16.9	2.7
Net increase (decrease) in cash and cash equivalents	$19.8	$(18.6)

The increase of approximately $227.2 million in net cash provided by operating activities is mostly the result of higher premium collections, partially offset by higher cash paid to suppliers and employees and income taxes paid.

Net (purchases) proceeds from investment securities are part of our asset/liability management strategy.

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement (the Loan) with a commercial bank in Puerto Rico. The proceeds of the Loan were used by the Company to partially finance the acquisition of a building, and the acquisition is included in the capital expenditures in the statement of cash flows.  For further details, see Note 9 to the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

The increase in capital contribution reflects capital contributions in exchange for a participation in equity method investees.

The net change in short-term borrowings represents the proceeds from short-term facilities available to address timing differences between cash receipts and disbursements.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. In October 2019, the Company’s Board of Directors authorized an additional expansion to this program increasing its remaining balance up to a total of $25.0 million, effective November 2019. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2020, the Company repurchased and retired under this program 952,820 shares at an average per share price of $15.72, for an aggregate cost of $15.0 million, completing the amount available for repurchases under this program.

The fluctuation in other sources of cash mostly reflects the $13.0 million change in outstanding checks in excess of bank balances.

Financing and Financing Capacity

Long-Term Borrowings

TSM has a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million. Term Loan A matures in October 2023 while Term Loans B and C mature in January 2024. Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and, (iii) 325 basis points over LIBOR for Term Loan C. The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business. Failure to meet these covenants may trigger the accelerated payment of the outstanding balance. As of September 30, 2020, we are in compliance with these covenants.

As detailed above, the three term loans under our credit agreement with a commercial bank in Puerto Rico bear interest rates in relation to 1-month and 3-month LIBOR, a widely used interest rate benchmark.

In July 2017, the Financial Conduct Authority (FCA) in the United Kingdom, which regulates LIBOR, announced that it would phase out this benchmark by the end of 2021. In response, the U.S. Federal Reserve convened the Alternative Reference Rates Committee (ARRC), a working group comprised of private market participants, to ensure a transition to a new reference rate.

The ARRC has recommended the use of the Secured Overnight Financing Rate (SOFR), which is an index based on the cost of borrowing overnight cash collateralized by U.S. Treasury securities. Currently, there is no definitive information regarding the future use of SOFR as a widely accepted benchmark or any other replacement rate.

If LIBOR rates are no longer available, we are subject to an alternative benchmark rate, as defined in the credit agreement of our long-term bank loan. At this time, we cannot assess the impact, if any, on the interest paid on this loan. Alternatively, the loan could be refinanced by us without prepayment penalties.

We will closely follow any new developments regarding the LIBOR phase-out.

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement with a commercial bank in Puerto Rico. The proceeds were used by the Company to partially finance the acquisition of the Building. The Credit Agreement is guaranteed by a mortgage over the Building, a pledge of all collateral related to the Building and an assignment of the rents collected for the lease of office space in the Building. Approximately 64.25% of the acquired Building is currently leased to third parties. The Company expects to move within the next year some of its offices currently leased to third parties to the new Building and together with the leased space to fully occupy the new facilities.  Pursuant to the Credit Agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Interest shall be paid on a monthly basis which commenced on July 1, 2020 until the principal of the Loan has been paid in full.

The Company may, at its option and at any time, upon notice as specified in the Credit Agreement, prepay prior to maturity, all or any part of the Term Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year and 1% during the third year, and thereafter at par.

The Credit Agreement includes certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with these covenants as of September 30, 2020.

See Note 9 to the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for a summary of long-term borrowings.

Short-Term Facilities

We have several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the Federal Home Loan Bank of New York (FHLBNY) and a revolving credit facility. See Note 9 to the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for details of available short-term facilities.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor was updated during the three months ended September 30, 2020.

The COVID-19 pandemic and local, state and federal governments’ response to the pandemic may have a material adverse effect on our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus (COVID-19) as a global pandemic.  In response, the Puerto Rico Governor issued a stay at home order (as amended and extended, the “Order”) from March 15, 2020 until June 16, 2020.  The Order required the closure of non-essential businesses for the same period of time.  On May 1, 2020, the Governor issued a new order providing for the gradual re-opening of the economy beginning on May 4, 2020, provided that the risk of contagion does not increase significantly.  The Governor has issued several other executive orders establishing the rules to continue the gradual re-opening of the economy, the latest of which is effective until November 13, 2020.

At this point it is not possible to reliably estimate the length or severity of this outbreak, the length and effectiveness of government and private sector mitigation measures, and other variables that will determine the ultimate financial impact of the pandemic on the Company.  Additionally, the situation is rapidly developing and evolving.  We are therefore unable to reliably estimate the ultimate impact of the COVID-19 pandemic on the Company.  However, certain risks discussed in our 2019 Annual Report on Form 10-K may increase or materialize.  We are closely monitoring the development of the situation to assess its impact on our business.  New sales were affected in all our segments and lines of business during the lockdown given that sales functions of all our businesses were not considered essential under the Order and therefore had to be performed remotely. Even though the government-mandated lockdown has been relaxed and most of our sales force has returned to our offices, new sales continue to be affected as social distancing measures continue to restrict certain sales activities. We have experienced a temporary decrease in utilization caused by postponement or cancelation of elective services and medical appointments driven by the Order, which could cause our MLR to temporarily drop below the Affordable Care Act (ACA) and Medicare required ratios.  Conversely, the pandemic could result in a material increase in medical claims as COVID-19 cases increase and the return of deferred utilization.  In addition, the postponement or cancellation of medical appointments, treatments and evaluations in our High Cost High Needs (HCHN) Medicaid membership during the pandemic has and may continue to affect our ability to provide qualifying encounter or utilization data to certify them as such, which has and may continue to result in assignment of such members to a different rate cell with lower premium payments and retroactive premium adjustments by ASES. See Item 1A.  Risk Factors – Risks Relating to the Regulation of Our Industry– “ASES’s risk adjustment payment system and payment structure, and its dependence on scarce or unavailable data, make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.”

Furthermore, COVID-19 related federal and state legislation and regulation may adversely impact our business, financial condition and results of operations. For example, the U.S. and Puerto Rico legislatures have enacted or are contemplating measures requiring health care insurers to cover and/or waive pre-authorization and cost-sharing for COVID-19 related testing, vaccines, treatment or services, which may adversely affect our profitability.  In addition, any legislation requiring insurance companies to make advance payments to providers not linked to services previously provided increases our credit risk and could have a material impact on our financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1, 2020 to July 31, 2020	-	$-	-	$-
August 1, 2020 to August 31, 2020	-	-	-	-
September 1, 2020 to September 30, 2020	14,040	18.85	-	-

(1) Represents shares repurchased and retired as the result of non-cash tax witholdings upon vesting of shares of participants under the Company’s equity compensation plans.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibits	Description

10.1*
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of August 28, 2020.

10.2*
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of September 9, 2020.

10.3*
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of September 24, 2020.

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and nine months ended September 30, 2020 and 2019 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	November 6, 2020	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	November 6, 2020	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer