Form 10-K
period 2020-12-31
TRIPLE-S MANAGEMENT CORP
filed 2021-02-26
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $438,985,592 for the Class B common stock (the only stock of the registrant that trades in a public market).

As of February 18, 2021, the registrant had 23,680,932 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 30, 2021 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For the Fiscal Year Ended December 31, 2020

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents we incorporated by reference in this report contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the Items of this Annual Report on Form 10-K entitled Item 1.   Business, Item 1A.   Risk Factors, Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K.  Statements that use the terms ‘‘believe,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘project,’’ ‘‘may,’’ ‘‘will,’’ ‘‘shall,’’ ‘‘should’’ and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.

All forward-looking statements in this Annual Report on Form 10-K reflect our current views about future events and are based on assumptions and subject to risks and uncertainties.  Consequently, actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in Item 1A.   Risk Factors and elsewhere in this Annual Report on Form 10-K.

In addition, we operate in a highly competitive, constantly changing environment that is significantly influenced by very large organizations that have resulted from business combinations, aggressive marketing and pricing practices of competitors and regulatory oversight.  The following list is a summary of factors, the results of which, either individually or in combination, if markedly different from our planning assumptions, could cause our business results of operations, financial condition, cash flow, or prospect, to be materially adversely affected from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K:

•	Trends in health care costs and utilization rates;
•	Ability to secure sufficient premium rate increases;
•	Competitor pricing below market trends of increasing costs;
•	Re-estimates of our policy and contract liabilities;
•	Changes in government laws and regulations of managed care, life insurance or property and casualty insurance;
•	Significant acquisitions or divestitures by major competitors;
•	Introduction and use of new prescription drugs and technologies;
•	A downgrade in our financial strength ratings;
•	Litigation or legislation targeted at managed care, life insurance or property and casualty insurance companies;
•	Ability to contract with providers and government agencies consistent with past practice;
•	Ability to successfully implement our disease management and utilization management programs;
•	Ability to maintain Federal Employees, Medicare, and Medicaid contracts;
•	Volatility in the securities markets and investment losses and defaults; and
•	General economic downturns, major disasters, epidemics and pandemics.

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

Set forth below is a summary of the principal risk factors we face during the normal course of business. You should review and carefully consider Item 1A. Risk Factors in this Annual Report on Form 10-K for a detailed description of these and other risk factors we face. The risks and uncertainties summarized below are not the only ones we face and the order in which these factors were summarized does not necessarily reflect their relative importance. Additional risks and uncertainties not summarized below or not presently known to us or that are currently deemed insignificant may also impair our business operations. The occurrence of any of the following risks could materially affect our business, financial condition, operating results, and cash flows.

Risks Related to Our Business

•
Our inability to contain managed care costs or our current provider agreements, and our inability to enter into other appropriate provider agreements may adversely affect our business and profitability.

•	We are dependent on a small number of government contracts to generate a significant amount of the revenues for our Managed Care segment.
•	Our failure to accurately estimate incurred but not reported claims would affect our reported financial results.
•
The termination or modification of our license agreements to use the Blue Cross and Blue Shield (BCBS) name and mark could have a material adverse effect on our business, financial condition and results of operations.

•	Our ability to manage our exposure to underwriting risks in our Life Insurance and Property and Casualty segments depends on the availability and cost of reinsurance coverage.
•	We are dependent on the success of our relationships with third parties for various services and functions, including outsourced IT, claims processing and PBM services.
•	Significant competition and market conditions in Puerto Rico could negatively affect our ability to maintain or increase our profitability.
•
As a holding company, we are largely dependent on rental payments, dividends and other payments from our subsidiaries. The ability of our regulated subsidiaries to pay dividends or make other payments to us is subject to the regulations of the Puerto Rico Office of the Insurance Commissioner (Commissioner of Insurance), including maintenance of minimum levels of capital, as well as covenant restrictions in their indebtedness.

•	As an insurance company, we carry out significant investment activities and our investment portfolios are subject to varying economic and market conditions.
•	Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely affected and may continue to adversely affect us.
•
The success of our business is dependent on developing and maintaining effective information systems because we are materially dependent on such systems, including Internet-enabled products and information, for all aspects of our business operations.

•
Because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including claims related to our products and services, claims relating to the denial of benefits or coverage, medical malpractice actions, allegations of anti-competitive and unfair business activities, provider disputes, broker and agent disputes, and claims by regulatory actions by agencies for noncompliance, among others.

•
Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations, because claims incurred by our Managed Care, Life Insurance and Property and Casualty segments could be materially affected and our properties may incur substantial damage.

•
Pandemics, like the COVID-19 pandemic and local, state and federal governments’ response to the pandemics may have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Regulation of Our Industry

•
Changes in public policy, enactment of new laws, changes in governmental regulations, or the application thereof, such as the health care reform law, may adversely affect our business, financial condition and results of operations.

•
We are subject to complex regulations under the Medicare Advantage program. If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties. Our Medicare Advantage contracts may also be terminated or our operations may be required to change in a manner that has a material adverse impact on our business.

•
We may be subject to government audits, regulatory proceedings or investigative actions, that may find our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable health care regulations.

•	Effective prevention, detection and control systems are critical to maintaining regulatory compliance and preventing fraud. Failure of these systems could adversely affect the Company.
•
Because of the nature of our business, if we fail to comply with applicable privacy and security laws, regulations and standards, or if we fail to address emerging security threats, including cybersecurity threats, or fail to detect and prevent privacy and security incidents, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

•
The revised rate calculation system for Medicare Advantage, the payment system for Medicare Part D and changes in the methodology and payment policies used by Centers for Medicare & Medicaid Services (CMS) to establish rates could reduce our profitability and the benefits we offer our beneficiaries.

•
CMS’s risk-adjustment payment system and other Medicare Advantage funding pressures make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

•
The Puerto Rico Health Insurance Administration’s (ASES by its Spanish acronym) risk-adjustment payment system and payment structure, and its dependence on scarce or unavailable data, make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

•
If our Medicare Advantage members enroll in another Medicare Advantage plan during the open enrollment season, they will be automatically disenrolled from our plan, possibly without our immediate knowledge.

•	Our insurance subsidiaries are subject to minimum capital requirements. Our failure to meet these standards could expose us to regulatory actions.
•
Puerto Rico insurance laws and regulations, our license agreement with the Blue Cross and Blue Shield Association (BCBSA), and provisions of our Articles of incorporation and bylaws could delay, deter or prevent a takeover attempt that shareholders might consider to be in their best interests. It may also make it more difficult to replace members of our Board of Directors and have the effect of entrenching management.

Part I

Item 1.	Business
General Description of Business and Recent Developments

Triple-S Management Corporation (Triple-S, TSM, the Company, the Corporation, we, us or our) is a health services company and one of the top players in the Puerto Rico health care industry. With more than 60 years of experience, we are the premier health care brand and serve more people through the most attractive provider networks on the island. We have the exclusive right to use the Blue Cross and Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla, and we offer a broad portfolio of managed care and related products in the Commercial, Medicare Advantage and Medicaid markets. In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. We also participate in the Government of Puerto Rico Health Insurance Plan, a government of Puerto Rico and U.S. federal government funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S. (Medicaid or the Government health plan).

Our commitment to our valued customers and provider partners, backed by our heritage of excellent care, access and service have positioned Triple-S for continued growth in the health care arena. Our progressive use of technology and clinical data, value-based partnerships with care providers and initial investments in ambulatory and primary care assets are a strong foundation for differentiation and growth through the development of an integrated delivery system over the next several years. We believe continued investment and focus on delivering an excellent health care experience and great service, coupled with health management programs that improve outcomes and quality of life while reducing the total cost of care, will separate Triple-S from our competition and strengthen the financial performance of our business well into the future.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS); Triple-S Advantage, Inc. (TSA), and Triple-S Blue, Inc. I.I. (TSB). TSS, TSA and TSB are BCBS licensees. As of December 31, 2020, we served approximately 979,000 managed care members across all regions of Puerto Rico.

Triple-S is also a well-known brand in the life insurance and property and casualty insurance markets, with a significant share in each. We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (TSV), and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP). Effective June 1, 2020, TSV acquired a life insurance portfolio from a local insurance company. The portfolio represents approximately $5.0 million in annualized premiums.

Substantially all of our premiums are from customers within Puerto Rico.  In addition, most of all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired, goodwill and other intangibles, and the deferred tax assets are related to Puerto Rico.

Operating revenues, with intersegment premiums and service revenue shown separately, operating income and total assets attributable to the reportable segments are set forth in Note 28, Segment Information of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

In 2018, our subsidiary TSP experienced a spillover of losses over its catastrophe reinsurance program for the first time since its incorporation 30 years ago.  This spillover was related to the losses caused by Hurricane Maria, a strong Category 4 hurricane that struck Puerto Rico in September 2017.  Following the impact of Hurricane Maria, TSP strengthened its reinsurance program by increasing its catastrophe protection and decreasing its insured values.  See Note 14, Reinsurance Activity of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  Please refer also to Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – III. Results of Operations – Property and Casualty Segment Operating Results.

Our subsidiary TSS was granted Utilization Review Accreditation Commission (URAC) effective March 1, 2017.  We went through a reaccreditation process in January 2020 successfully maintaining our accreditation.  The URAC accreditation is a requirement for the Federal Employees Program representing over $170.0 million in premiums. The accreditation is extensive to the Commercial and Medicaid lines of business since they are managed in the same operational platforms as the Federal Employees Program.  Our Star Rating and URAC accreditation evidence the commitment to quality in health services for our members and affiliates.

In August 2017, the Board of Directors authorized the immediate commencement of a Class B $30.0 million share repurchase program.  In February 2018 the Company’s Board of Directors authorized a $25.0 million expansion to the existing $30.0 million Class B repurchase program. In October 2019 the Company’s Board of Directors authorized an additional expansion to this repurchase program increasing its remaining balance up to a total of $25.0 million, effective November 2019.  This share repurchase program was completed in May 2020 and was conducted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. See Note 19, Stock Repurchase Programs of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

On July 16, 2019, the Company announced that its Board of Directors authorized the conversion (Conversion) of the Company’s remaining issued and outstanding Class A common shares into Class B common shares, effective August 7, 2019.  Preceding the Conversion, as the result of a recent litigation settlement, the Company issued 48,602 Class A shares to the heirs of a former shareholder.  The issuance of these new Class A shares entitled all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (Record Date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time, as determined by the anti-dilution formula in the Company’s Articles of incorporation.  The Class B share dividend was paid on August 6, 2019; cash was paid in lieu of fractional shares.  Effective upon the Company’s public announcement on August 7, 2019, all Class A holders of record received one Class B share for each Class A share held.  Upon the Conversion, all remaining outstanding Class A shares were automatically cancelled and extinguished, and the Company now maintains a single class of common shares.  See Note 18, Stockholders’ Equity of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise.

Industry Overview

Managed Care

In response to increasing focus on health care costs by employers, the government and consumers, alternatives to traditional indemnity health insurance have increased; Health Maintenance Organization (HMO) and Preferred Provider Organization (PPO) are two prominent examples.  Through the introduction of these alternatives, the managed care industry has attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care services to plan members at favorable rates.  These products usually feature medical management and other quality and cost-optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system.  In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk.  Members generally pay co-payments, coinsurance and deductibles when they receive services.  While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization.  An HMO plan may also require members to select one of the network primary care physicians (PCPs) to coordinate care and approve certain specialist or other services.

The U.S. government provides hospital and medical insurance benefits to eligible people aged 65 and over as well as certain other qualified persons through the Medicare program, including the Medicare Advantage program.  The federal government also offers prescription drug benefits to Medicare eligible, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as PDP stand-alone product or PDP).  In addition, the Government of Puerto Rico provides managed care coverage to the medically indigent population of Puerto Rico.

Economic factors and greater consumer awareness have resulted in (a) the increasing popularity of products that offer larger, more extensive networks; more member choice related to coverage, physicians and hospitals; greater access to preventive care and wellness programs, and a desire for greater flexibility for customers to assume larger deductibles and co-payments in return for lower premiums and (b) products with lower benefits and a narrower network in exchange for lower premiums.  We believe we are well positioned to respond to these market preferences due to the breadth and flexibility of our product offering and size of our provider networks.

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2019 for the life insurance market approximated $1.8 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities. The main distribution channels are independent agents and an internal salaried sales force.  Banks have established general agencies to cross sell life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written was approximately $2.4 billion in 2019, an increase of $255.0 million over 2018. The nine months ended September 30, 2020 was approximately $1.8 billion, an increase of just $9.0 million over the same period in 2019. Property and casualty insurance companies compete for accounts based on pricing, policy terms, and quality of services. The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines, and other general liabilities.  Approximately 64% of the market is written by the top six insurance groups or companies in terms of market share, and approximately 87% of the market is written by companies that are incorporated under the laws of and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.  In September 2017 Puerto Rico was hit by two major hurricanes causing severe damages and losses to the insurance market.  As a result, premium rates and reinsurance costs increased significantly in 2018 and 2019.  Moreover, in January 2020, the southwest part of Puerto Rico was struck by an earthquake causing losses to the insurance industry and affecting catastrophe reinsurance costs. In March 2020 the World Health Organization (WHO) declared the coronavirus (COVID-19) outbreak to be a pandemic which also affected Puerto Rico. The government of Puerto Rico put in place measures to control the effects of the pandemic; these measures included, among others, lockdowns and curfews.  In a general sense, the Property and Casualty Insurance markets were not affected for insurance losses as exclusions were in effect for losses caused by the pandemic.  The insurers were able to operate using technology and communication tools and with less staff at its offices.  The measures to control the pandemic is causing a favorable loss experience in several lines of business.  On the other side, the pandemic and measures to control it has affected several economic sectors and businesses and accordingly the level of premiums is affected as new business opportunities are limited.  The pandemic has several impacts in the reinsurance worldwide market which are considered in establishing reinsurance costs for the local market.

Puerto Rico’s Economy

The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services.  The manufacturing sector now places increased emphasis on higher wages, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors and certain high technology machinery and equipment with almost 90% of manufacturing generated by chemical and electronic products.  The services sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, plays a major role in the economy.  It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.

The economy of Puerto Rico is affected by external factors determined by the U.S. economy and the policies and results of the U.S. government.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates and the rate of inflation.  Historically, the economy of Puerto Rico has followed the economic trends of the U.S. economy.  However, for more than a decade, economic growth in Puerto Rico has not been consistent with the performance of the U.S. economy.  The Government of Puerto Rico has also faced a number of fiscal challenges, which eventually resulted in it defaulting and having to restructure the majority of debt.

The Puerto Rico economy entered a recession in the fourth quarter of fiscal year 2006. Puerto Rico’s  gross national product (GNP) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. GNP increased by 1.5% (in real terms) in fiscal year 2019, largely due to federal disaster recovery spending related to Hurricane María. The 2020 Fiscal Plan (discussed below) projected that the economy of Puerto Rico would contract by 4% in real terms in fiscal year 2020, largely because of the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021.

Puerto Rico’s population has also been in decline over the past decade. Estimates by the U.S. Census Bureau indicate the population has decreased by 14.3%, or approximately 530,000 people, from April 1, 2010 to July 1, 2019. The 2020 Fiscal Plan projects that population will continue to decline through fiscal year 2025. The weakness of Puerto Rico’s economy has also adversely affected employment. Total average annual employment, as measured by the Puerto Rico Department of Labor and Human Resources (the DLHR) has decreased approximately 20% since 2007. The reduction in total employment began in the fourth quarter of fiscal year 2007, when total employment was 1,244,425, and continued consistently until the first half of fiscal year 2015, after which it mostly stabilized.  According to the most recent data from DLHR, Puerto Rico’s average total employment as of November 2020 was 949,000, a decrease of 26,000 from total employment of 975,000 as of November 2019.  The DLHR also reports an average unemployment rate of approximately 8.5% as of November 2020, the same unemployment rate reported by the DLHR as of November 2019.

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

In August 2016, President Barrack Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorizes the President to select the members from several lists required to be submitted by congressional leaders and which process was recently upheld by the U.S. Supreme Court.  During 2020, President Donald Trump reappointed three of the original members and appointed four new members to the Oversight Board.

Commonwealth Fiscal Plan and Plan of Adjustment

The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 27, 2020 (the 2020 Fiscal Plan).  In January 2020, however, the Oversight Board established a schedule for a proposed revision to the 2020 Fiscal Plan to incorporate new information regarding Puerto Rico’s macroeconomic environment and government revenues and expenditures, to better inform the fiscal year 2022 budget development, and to incorporate the impact of expenses related to the potential certification of a plan of adjustment for the Commonwealth under Title III of PROMESA. Pursuant to the schedule, the Governor is required to submit a proposed updated fiscal plan to the Oversight Board by February 20, 2021, and the Oversight Board expects to certify a revised updated fiscal plan by April 23, 2021.

The 2020 Fiscal Plan estimated that the economy of Puerto Rico would contract by 4% in real terms in fiscal year 2020, largely because of the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021. The Oversight Board projected that this economic contraction would exacerbate the Commonwealth government’s fiscal challenges. As a result of this, the 2020 Fiscal Plan projected that the Commonwealth would have a pre-contractual debt service deficit each year through 2025 if the measures and structural reforms contemplated by the plan were not successfully implemented. It estimated that the proposed fiscal measures and structural reforms would drive approximately $10 billion in savings and extra revenue through 2025 and a cumulative 0.88% increase in growth by fiscal year 2029. However, even after the fiscal measures and structural reforms, and before contractual debt service, the 2020 Fiscal Plan’s projections reflected an annual deficit starting in fiscal year 2032.

On February 28, 2020, the Oversight Board filed a plan of adjustment for the Commonwealth, the Employees Retirement System of the Government of the Commonwealth and the Puerto Rico Public Buildings Authority in the pending debt restructuring proceedings under Title III of PROMESA.   In light of the COVID-19 pandemic, however, the Oversight Board requested that the court adjourn proceedings related to the proposed plan of adjustment so as to allow the Government and the Oversight Board to prioritize the health and safety of the people of Puerto Rico and gain a better understanding of the economic and fiscal impact of the pandemic. The Oversight Board, the Government and certain creditors of the Commonwealth recently resumed negotiations on the economic terms of a proposed plan of adjustment under a court-ordered mediation and, on February 10, 2021, the Oversight Board announced that it had reached an agreement in principle on the economic terms of a proposed plan with the principal parties to the previous plan support agreement. The Title III court set March 8, 2021 as the deadline for the filing of a new proposed plan of adjustment by the Oversight Board.

COVID-19

COVID-19 Situation in Puerto Rico

As of February 18, 2021, the Puerto Rico Department of Health reported 91,047 and 7,459 confirmed (RT-PCR+) and probable (antigen) COVID-19 cases, respectively, and a total of 1,940 confirmed and probable COVID-19-related deaths in Puerto Rico.

Puerto Rico was under a stay-at-home order (as amended and extended, the “Order”) from March 15, 2020 until June 16, 2020.  The Order required the closure of non-essential businesses for the same period of time.  On May 1, 2020, the Governor issued a new order providing for the gradual re-opening of the economy beginning on May 4, 2020.  The Governor has issued several other executive orders establishing the rules to continue the gradual re-opening of the economy, the latest of which is effective until March 14, 2021.

Health care is considered an essential service under the Order; therefore, all functions of our Managed Care business, other than sales, were excluded from closure.  Our Life Insurance and Property & Casualty businesses, which had been closed since March 16, 2020, re-opened on May 5, 2020, subject to compliance with certain safety and risk management measures.

Puerto Rico began its COVID-19 vaccination program in December 2020 and is currently implementing the second phase of such program, which includes persons 65 years and older.

We have implemented our business continuity and risk mitigation plans and are closely monitoring outbreak developments in order to ensure the health and safety of our employees and visitors.

Economic Impact

It is still too early to fully assess the ultimate economic impact of the pandemic and lockdown.  However, the 2020 Fiscal Plan (as defined above) projected that the economy of Puerto Rico would contract by 4% in real terms in fiscal year 2020 (which ended on June 30, 2020), largely due to the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021.  These projections incorporate the combined effect of the measures enacted by the federal and Puerto Rico governments (discussed below), which are expected to play an essential role in mitigating the economic damage from the sudden economic shock caused by the pandemic.

See Item 1A.  Risk Factors – Risks Related to our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely affected and may continue to adversely affect us. included in this Annual Report on Form 10-K.

Legislative Measures and Initiatives

The federal and state governments have enacted a number of measures in response to the COVID-19 outbreak and the impact the outbreak has had on the economy, public health, government, individuals, and businesses. We include summaries of some of those measures below.

Funding and Economic Relief for Puerto Rico

The Families First Coronavirus Response Act (FFCRA), enacted on March 18, 2020, makes approximately $182.9 million available for Puerto Rico’s Medicaid Program and increases the percentage of federal government funding for its Medicaid program expenditures from 76% to approximately 82% during the emergency period.  The Coronavirus Aid, Relief, and Economic Security or CARES Act, enacted on March 27, 2020, and the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, enacted on December 27, 2020 include a series of direct relief and financial assistance measures for Puerto Rico residents and businesses.  The CARES Act also assigns $2.2 billion to the Government of Puerto Rico to cover necessary expenditures related to COVID-19 and not included in the territory’s budget, among other measures. The Puerto Rico government has earmarked approximately $1 billion for its COVID-19 response.

Measures Impacting our Business

The FFCRA and CARES Act also require health plans and insurers to cover testing for COVID-19 without imposing cost-sharing or prior authorization requirements.  On April 16, 2020, the Puerto Rico Government enacted Act number 43, which requires health plans and insurers to cover COVID-19-related diagnostic and treatment services, including hospitalization, without cost-sharing.  Our regulators have also issued regulations and circular letters requiring waivers of pre-authorizations for certain services and drugs, requiring temporary coverage of certain out-of-network providers and services, and limiting cost-sharing for certain services.  See Item 1A. Risk Factors – Risks Related to our Business –  Pandemics, like the COVID-19 pandemics and local, state and federal governments’ response to the pandemics may have a material adverse effect on our business, financial condition and results of operations. included in this Annual Report on Form 10-K.

2020 Seismic Activity

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

See Item 1A.  Risk Factors – Risks Related to Our Business – Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations. included in this Annual Report on Form 10-K.

Products and Services

Managed Care

Through our subsidiaries TSS and TSA, we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage and Medicaid plans.  Managed care products represented approximately 92% of our consolidated premiums earned, net before elimination for each of the years ended December 31, 2020, 2019, and 2018.  We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided; the costs paid by employers and members, including deductibles and co-payments; and the extent to which our members’ access to providers is subject to referral or preauthorization requirements.

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

We currently offer the following managed care plans.

Health Maintenance Organization.    We offer HMO plans that provide members with health care coverage for a fixed monthly premium in addition to applicable member co-payments.  Health care services can include emergency care; inpatient hospital and physician care; outpatient medical services; and supplemental services such as dental, vision, behavioral and prescription drugs, among others.  Members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists.

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

BlueCard.    For our members who purchase our PPO and selected members under self-funded or Administrative Services Only (ASO) arrangements through our subsidiary TSS, we offer the BlueCard program.  The BlueCard program offers these members in-network benefits through the networks of the other BCBS plans in the United States and certain U.S. territories.  In addition, the BlueCard worldwide program provides our PPO members with coverage for medical assistance worldwide.

Medicare Supplement.    We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs do not cover, such as deductibles, coinsurance and specified losses that exceed these programs’ maximum benefits.

ASO.    In addition to our fully insured plans, we also offer our PPO products on a self-funded or ASO basis, under which we provide claims processing and other administrative services to employers.  Employers choosing to purchase our products on an ASO basis fund their own claims, but their employees are able to access our provider network at our negotiated discounted rates.  We administer the payment of claims to the providers, but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer. We are thus subject only to credit risk in this business.  For certain self-funded plans, we provide stop-loss insurance pursuant to which we assume some of the medical risk for a premium.  The administrative fee charged to self-funded groups is generally based on the size of the group and the scope of services provided.

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary TSV.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (Cancer line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers and brokers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary TSP.  Our predominant insurance products are commercial multi-peril package, personal package, commercial auto, hospital malpractice, commercial liability, and commercial property.  This segment’s commercial products targeted mainly small-to medium-size accounts.

Because of our geographical location, property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity, in particular hurricanes, tropical storms and earthquakes.  As a result, local insurers, including ourselves, rely on the international reinsurance market.  The property and casualty insurance market is affected by the cost of reinsurance, which varies with the catastrophic experience.

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  We also carry reinsurance to protect us from the impact of large unforeseen losses and prevent sudden and unpredictable changes in results of operations and equity.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘A-’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2020, 38.7% of the premiums written in the Property and Casualty segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

Marketing and Distribution

Our marketing activities are focused on promoting our strong brands, quality care, customer service efforts, size and quality of provider networks, flexibility of plan designs, financial strength and breadth of product offerings.  We distribute and market our products through several channels, including our salaried and commission-based internal sales force, direct mail, independent brokers and agents, telemarketing staff, traditional media (including local and cable TV, national and regional press, billboards, radio and cinema) and digital media (social, search engine optimization and search engine marketing).

Branding and Marketing

Our branding and marketing efforts include brand advertising, which focuses on the Triple-S name and the BCBS brand for our managed care products and services, acquisition marketing, which focuses on attracting new customers; and institutional advertising, which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the Triple-S name. We also believe that the BCBS name and marks are valuable brands of our products and services in the marketplace.  We seek to leverage what we believe to be the strong name recognition and comfort level that many existing and potential customers associate with this brand.

Acquisition marketing consists of business-to-business marketing efforts to generate leads for brokers and our sales force, as well as direct-to-consumer marketing efforts used to add new customers to our direct pay businesses.  Institutional advertising promotes key corporate interests and overall company image and communicates our company purpose.  We believe these efforts support and further our competitive brand advantage.  We will continue to utilize the Triple-S name and the BCBS brand for all managed care products and services in Puerto Rico, the USVI, Costa Rica, the BVI and Anguilla.

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by CMS, the Office of Personnel Management (OPM), the U.S. Department of Health and Human Services (HHS), Commissioner of Insurance, Superintendencia General de Seguros de Costa Rica (Costa Rica Insurance Superintendency) and other government of Puerto Rico agencies.  For example, some of our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual Commercial policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 415-person internal sales force (promoters and sales representatives), as well through over 239 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

Strong competition exists among managed care companies for brokers and agents with proven ability to secure new business and maintain existing accounts.  The basis of competition for the services of such brokers and agents are commission structure, support services, reputation and prior relationships, the ability to retain clients and the quality of products.  We pay monthly commissions based on premiums collections.  We believe that we have good relationships with our brokers and agents, and that our products, support services and commission structure are highly competitive in the marketplace.

Life Insurance Segment.    In our Life Insurance segment, we offer our insurance products through our network of company-employed home-service agency force, and approximately 300 independent agents and brokers.  Most of our premiums (63% in 2020, 63% in 2019 and 61% in 2018) were placed through our home-service distribution channel selling directly to customers in their homes.  TSV employs approximately 700 full-time active agents and managers who, operate from 25 district offices around the island.

Property and Casualty Segment.   In our Property and Casualty segment, business is primarily subscribed through approximately 13 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (TSIA), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2020, 2019, and 2018 TSIA placed approximately 80%, 78%, and 76% of TSP’s total premium volume, respectively. General agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the Managed Care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector:

Market Sector	Enrollment at December 31, 2020	Percentage of Total Enrollment
Commercial	419,658	42.9%
Medicare	137,092	14.0%
Medicaid	422,023	43.1%
Total	978,773	100.0%

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

Medicare Advantage Sector

Medicare is a federal program administered by CMS that provides a variety of hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons.  With the approval of the Medicare Modernization Act, Medicare began communicating that managed care organizations (MCO) sponsored Medicare products that offers benefits similar to or better than the traditional Medicare product, but where the risk is assumed by the MCOs.  This program is called Medicare Advantage.  We have contracts with CMS to provide extended Medicare coverage to Medicare beneficiaries under our Dual and Non-Dual products.  Under these annual contracts, CMS pays us a set premium rate based on membership that is risk adjusted for health status.  Depending on the total benefits offered, for certain of our Medicare Advantage products the member will also be required to pay a premium.

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

Medicaid

The government of Puerto Rico has privatized the delivery of services to the Medicaid and Child Health Insurance subscribers in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  This program is based on the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.  As of December 31, 2020, this program provided health care coverage to over a million people.

Under the current agreement with the Health Department of Puerto Rico and ASES, TSS is responsible for the provision of medical, mental, pharmacy, and dental health care services on an at-risk basis to subscribers who enroll with TSS.  With this agreement, TSS is now able to serve subscribers who enroll in our plan on an island-wide basis, rather than participating in the specific service regions assigned by ASES.  ASES pays TSS a per member per month (PMPM) rate that varies depending on the clinical condition or category of the subscriber.

Before November 1, 2018, the government divided Puerto Rico into eight geographical areas, where we provided health care services on at-risk basis to subscribers in the Metro-North and West regions.  Each of these geographical areas was awarded through a competitive bid process, to a managed care company doing business in Puerto Rico.

Our agreement with the government of Puerto Rico is subject to termination in the event of a noncompliance event that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.  See Item 1A – Risks Factors – Risks Related to our Business – We are dependent on a small number of government contracts to generate a significant amount of the revenues of our Managed Care segment. included in this Annual Report on Form 10-K.

Life Insurance

Our Life Insurance segment mainly markets individual life and cancer and other dreaded diseases insurance products. Our policyholders consist primarily of individuals, who hold approximately 672,000 policies.  We also insure approximately 1,700 groups.

Property and Casualty Insurance

Our Property and Casualty segment targets mainly small- to medium-size accounts with low to average exposures to catastrophic losses.  The auto physical damage and auto liability customer bases are primarily of commercial accounts.  Personal business is primarily generated with sales of our personal package product, ProPack, which includes coverage for residences, personal property, and automobile.  In addition, a professional liability coverage is offered with hospital and medical malpractice products.

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

Our claims database enables us to establish rates based on each renewing group’s claims experience, which provides us with important insights about the risks in our service areas.  We tightly manage the overall rating process and have processes in place to ensure that underwriting decisions are made by properly qualified personnel.  In addition, we have developed and implemented a utilization review and fraud and abuse prevention program.

We have been able to maintain relatively high retention rates, which is the percentage of existing clients retained in the renewal process, in the corporate accounts sector of our Managed Care segment.  For 2020, 2019 and 2018 our corporate accounts retention factor was 92%, 93% and 96%, respectively.

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

Life Insurance

The individual life insurance business has been priced using mortality, morbidity, lapses and expense assumptions which approximate actual experience for each line of business.  We review pricing assumptions on an annual basis.  Individual insurance applications are reviewed by utilizing common underwriting standards used in the United States and by our reinsurers, and only those applications that meet these commonly used underwriting requirements are approved for policy issuance.  Our group life insurance business is written on a group-by-group basis.  We develop the pricing for our group life business based on mortality and morbidity experience and estimated expenses attributable to each particular group.

Property and Casualty Insurance

Prior to 2017, the property and casualty insurance market in Puerto Rico was soft, principally as a result of economic conditions and reinsurance capacity. After the losses generated by the hurricanes that made landfall in the Island during 2017, market conditions hardened.  Our Property and Casualty segment has maintained its strong position in the property insurance sector by following prudent underwriting and pricing practices.

Our core business mainly comprises of small- and medium-sized accounts.  The volume of business is subject to attentive risk assessment and strict adherence to underwriting guidelines, combined with maintenance of competitive rates on above-par risks designed to maintain a relatively high retention ratio.  Underwriting strategies and practices are closely monitored by senior management and constantly updated based on market trends, risk assessment results and loss experience.  Commercial risks in particular are fully reviewed by our underwriters.

Quality Initiatives and Medical Management

We utilize a broad range of focused traditional cost-containment and advanced care management processes across various product lines.  We continue to enhance our management strategies, which seek to control claims costs while fulfilling the needs of highly informed and demanding managed care consumers.  One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health.  Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide services to our customers based on their specific conditions.  Population management programs include programs that target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program that focuses on preventing prenatal complications and promoting adequate nutrition.  We developed a medication therapy management program aimed at plan members who are identified as having high drug utilization and unrelated diagnostics.  In addition, TSS, through a third-party supplier, provides our members a 24-hour telephone-based triage program and health-information services.    We intend to maximize utilization of population and case management programs among our insured populations.  Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers.  We also employ registered nurses and social workers to manage individual cases and coordinate health care services.  We have enhanced our hospital concurrent-review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays.  To expand the scope of the revision, we established a phone-based review for low admissions hospitals, which freed resources to cover the biggest hospitals and allowed the onsite nurses to participate in patient discharge planning; referral to programs; quality of services, including the occurrence of never events (which are adverse events that are clearly identifiable and measurable, serious and usually preventable).  As part of the cost-containment measures, we have preauthorization services for certain procedures and the mandatory validation of member eligibility prior to accessing services.  In addition, we provide a variety of services and programs for acute, chronic and complex populations.  These services and programs seek to enhance quality at physicians’ premises, thus reducing emergency care and hospitalizations.  We promote the use of a formulary for accessing medications, encouraging the use of generic drugs in the three-tier formulary, which offers three co-payment levels.

We have also established an exclusive pharmacy network with higher discounted rates than our broader network.  In addition, through arrangements with our pharmacy benefits manager, we are able to obtain discounts and rebates on certain medications based on formulary listing and market share.

We have designed a comprehensive Quality Improvement Program (QIP).  This program is designed with a strong emphasis on continuous improvement of clinical and service indicators, such as Health Effectiveness Data and Information Set (HEDIS) and Consumer Assessment of Healthcare Providers and Systems (CAHPS) measures.  Our QIP also includes a Physician Incentive Program (PIP) and a Hospital Quality Incentive Program (HQIP), which are directed to support corporate quality initiatives, utilizing clinical and benchmark criteria developed by governmental agencies and nationally recognized professional organizations.  The PIP encourages the participation of members in chronic care improvement programs and the achievement of specific clinical outcomes.  The HQIP encourages participating hospitals to achieve the national benchmarks related to the five core measures established by CMS and the Joint Commission.

Provider Arrangements

Approximately 99% of member services are provided through one of our contracted provider networks; the remainder is provided by out-of-network providers.  Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies.

We contract with our managed care providers in different forms, including capitation-based reimbursement.  For certain ancillary services, such as behavioral health services and certain products of primary care services, we generally enter into capitation arrangements with entities that offer broad-based services through their own contracts with providers.  We attempt to provide market-based reimbursement along industry standards.  We seek to ensure that providers in our networks are paid in a timely manner, and we provide means and procedures for claims adjustments and dispute resolution.  We also provide a dedicated service center for our providers.  We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members.

We promote the use of electronic claims billing by our providers.  Approximately 84% of claims are submitted electronically through our fully automated claims processing system, and our provider-claim first-pass rate, or rate at which a claim is approved for payment when first processed by our system without human intervention, has averaged 84% in 2020.

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

Hospitals

We generally contract for hospital services to be paid on an all-inclusive per diem basis, which includes all services necessary during a hospital stay.  We also contract some hospital services to be paid on diagnosis-related groups (DRG), an all-inclusive rate per admission.  Negotiated rates vary among hospitals based on the complexity of services provided.  We annually evaluate these rates and revise them, as appropriate.

Physicians

Fee-for-service is our predominant reimbursement methodology for physicians in our PPO products and for services referred by the independent practice associations (IPAs) under capitation agreements.  Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive rates in the market.  This structure is similar to reimbursement agreement methodologies developed and used by the Medicare program and other major payers.  Payments to physicians under the Medicare Advantage program are based on Medicare fees.  For certain of our Medicare products we contract with IPAs in the form of capitation-based reimbursement for certain risks.  We have a network of IPAs that provide managed care services to our members in exchange for a capitation fee.  The IPAs assume the costs of certain primary care services provided and referred by their PCPs, including procedures and in-patient services not related to risks assumed by us.

Services are provided to our members through our network providers with whom we contract directly.  Members seeking medical treatment outside of Puerto Rico are served by providers in these areas through the BlueCard program, which offers access to the provider networks of other BCBS plans.

Subcontracting

We subcontract our triage call center, certain utilization management, mental and substance abuse health services, and pharmacy benefits management services through contracts with third parties.  We also have a Master Services Agreement with OptumInsight, Inc. to provide health care technology and operations services, including information technology, claims processing, and application development, to TSS and its affiliates.

In addition, we contract with a number of other ancillary service providers, including laboratory service providers, home health agency providers and intermediate and long-term care providers, to provide access to a wide range of services.  These providers are normally paid on either a fee schedule or fixed per day or per case basis.

Competition

The insurance industry in Puerto Rico is highly competitive and comprises both local and national entities.  The approval of the Gramm-Leach-Bliley Act of 1999 has opened the insurance market to new competition by allowing financial institutions such as banks to enter into the insurance business.  Several banks in Puerto Rico have established subsidiaries that operate as insurance agencies, brokers and reinsurers.

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

Competitors in the managed care industry include national and local managed care plans. Our market share in terms of premiums written in Puerto Rico was estimated at approximately 28% for the nine-month period ended September 30, 2020.

We believe that our competitive strengths, including our leading presence in Puerto Rico, our BCBS license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses, and our experienced management team position us well to satisfy these competitive requirements.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2019, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 11.5%.  We are the only life insurance company that distributes our products through a home service agency force. However, we face competition in each of our product lines.  Excluding annuities, we are the largest company in the life insurance and cancer lines of business, with market shares of approximately 20.9% and 26.2% respectively.

Property & Casualty Insurance

Property and casualty insurance companies tend to compete for the same accounts through price, policy terms and quality of services.  We compete by reasonably pricing our products and providing efficient services to producers, agents and clients.

In the nine-month period ended September 30, 2020, we were the fifth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share approximating 6.4%.

Blue Cross and Blue Shield License

We have license agreements with (BCBSA) that permit us the exclusive use of the BCBS name and marks for the sale, marketing and administration of managed care plans and related services in Puerto Rico, the USVI, Costa Rica, the BVI and Anguilla.  We believe that the BCBS name and marks are valuable brands of our products and services in the marketplace.  The license agreements, which have a perpetual term (but are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the BCBS name and marks.

Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and marks.  We also would no longer have access to the networks of providers of the different plans that are members of the Association nor the BlueCard Program.  We would expect to lose some portion of our membership if we were to lose these licenses.  Loss of these licenses could impact our ability to compete in our markets and could require payment of a significant fee to the BCBSA.  Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and marks to another entity, which could have a material adverse effect on our business, financial condition and results of operations.  See Item 1A   Risk Factors – Risks Related to Our Business – The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations. included in this Annual Report on Form 10-K.

Events which could result in termination of our license agreements include, but are not limited to:

•
Failure to maintain our total adjusted capital at or above 375% of Health Risk-Based Capital (HRBC) Authorized Control Level (ACL) as defined by the National Association of Insurance Commissioners (NAIC) for the for Primary Licensee (TSM) and Larger BCBS Controlled Affiliate (TSS) and 100% HRBC ACL for the Smaller BCBS Controlled Affiliate (TSA);

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

Pursuant to our license agreements with BCBSA, at least 80% of the revenue that we earn from health care plans and related services in Puerto Rico, and at least 66.7% of the revenue that we earn from (or at least 66.7% of the enrollment for) health care plans and related services both in the United States and in Puerto Rico together, must be sold, marketed, administered, or underwritten through use of the BCBS name and marks.  However, although subject to final court approval, as part of the settlement agreement reached between Triple-S and other BCBS plans with subscribers in connection with an antitrust suit, the BCBSA will no longer restrict member plans’ unbranded business outside of their territories.

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

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2021 is $1,508,502.  During the years ended December 31, 2020 and 2019, we paid fees to the BCBSA in the amount of $1,299,208 and $1,367,352, respectively.  The BCBSA is a national trade association of 36 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain centralized services to entities licensed by the BCBSA (the Member Plans).  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

BlueCard

Under the rules and license standards of the BCBSA, other Member Plans must make available their provider networks to members of the BlueCard Program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region.  Specifically, a plan located where a member receives the service (each, a Host Plan) must pass on discounts to BlueCard members from other Member Plans that are at least as great as the discounts that the providers give to the Host Plan’s local members.  The BCBSA requires us to pay fees to any Host Plan whose providers submit claims for health care services rendered to our members who receive care in their service area.  Similarly, we are paid fees for submitting claims and providing other services to members of other Member Plans who receive care in our service area.

Trademarks

We consider our trademarks Triple-S and SSS to be very important and material to all segments in which we are engaged.  These trademarks have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office.  It is our policy to register all our important and material trademarks to protect our rights under applicable corporate and intellectual property laws.  In addition, we have the exclusive right to use the BCBS name and marks in Puerto Rico, Costa Rica, USVI, British Virgin Islands, and Anguilla.  See section – Blue Cross and Blue Shield License.

Regulation

Our business operations are subject to comprehensive and detailed regulation in all the jurisdictions in which we conduct business.  Regulatory agencies include the Commissioner of Insurance, ASES, which administers Medicaid, including the Medicare dual-eligible beneficiaries program; the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands;  Costa Rica Insurance Superintendency; the Insurance Division of the Financial Service Commission of British Virgin Islands; and the Financial Services Commission of Anguilla.  Federal regulatory agencies that oversee our operations include HHS—directly and through the Office of the Inspector General (OIG), the Office of Civil Rights (OCR), CMS, the U.S. Department of Justice (DOJ), the U.S. Department of Labor (DOL), and OPM.  These government agencies have the right to:

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

Our operations and accounts are subject to examination and audits at regular intervals by a number of these agencies.  In addition, the U.S federal and local governments continue to consider and enact many legislative and regulatory proposals that have affected, or could materially affect, various aspects of the health care and insurance industries.  Some of the more significant current issues that may affect our business include:

•
Initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans, or to fund such coverage through taxes or other negative financial levies on health plans;

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

•          Payment rates to health care providers;

•          Rate review and approval;

•          Transactions resulting in a change of control;

•          Member rights and responsibilities;

•          Fraud and abuse;

•          Sales and marketing activities;

•          Quality assurance procedures;

•          Privacy of medical and other information and permitted disclosures;

•          Surcharges on payments to providers;

•          Provider contract forms;

•    Delegation of financial risk and other financial arrangements in rates paid to health care providers;

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

Privacy of Financial and Health Information

Puerto Rico law requires that companies that manage individual financial, insurance and health information maintain the confidentiality of such information. The Commissioner of Insurance has promulgated regulations relating to the privacy of such information. As a result, our Managed Care subsidiaries must periodically inform our clients of our privacy policies, and in the case of our Life Insurance and Property and Casualty subsidiaries, allow our clients to opt-out if they do not want their financial information to be shared.  Also, Puerto Rico law requires that managed care providers give patients access to their health information within a specified time and that they not charge more than a predetermined amount for such access.  The law imposes various sanctions on managed care providers that fail to comply with these provisions.

Managed Care Provider Services

Participating managed care providers of the dual-eligible sector of the population, administered by ASES, are required to provide specific services to their subscribers.  Such services include access to a provider network that guarantees emergency and specialty services.  In addition, the Patient’s Solicitor Office (the Solicitor) is authorized to review and supervise the operations of entities contracted by the government of Puerto Rico to provide services to the dual-eligible sector of the population.  The Solicitor may investigate and adjudicate claims filed by Medicaid beneficiaries against the various service providers contracted by the government of Puerto Rico.  See Business – Customers – Medicare Supplement and Medicare Advantage Sector sections included in this Item for more information.

Capital and Reserve Requirements

Local insurers and health maintenance organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance, Risk Based Capital (RBC) reports following the National Association of Insurance Commissioners (NAIC) RBC Model Act, and accordingly are subject to certain regulatory actions if their capital levels do not meet minimum requirements.  Our minimum RBC requirement is currently 200%, subject to the compliance with certain regulatory ratios.  Noncompliance with required regulatory ratios would subject TSS, TSV, TSB and TSP to a minimum RBC requirement of 300%.  As a health maintenance organization TSA is not subject to compliance with regulatory ratios and is therefore always required to maintain a minimum RBC of 200%.

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

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, assets valuation reserve and dividend liability) to its “authorized control level.”  At the “company action level,” occurring when a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its “authorized control level,” a company must submit to the regulatory authority a comprehensive plan proposing corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 150%, a company action level is triggered pursuant to a health trend test.  The regulatory action level is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its authorized control level.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The authorized control level is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its authorized control level, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its authorized control level, at which level the regulatory authority must place the company under its control.

As of December 31, 2020, our insurance subsidiaries met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the Trust) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As a result of the hurricanes affecting Puerto Rico in September 2017, TSP withdrew $10.0 million from the Trust in 2018.  TSP requested and obtained approval for a $5.0 million withdrawal from the Trust during the year ended December 31, 2020, to cover net earthquake-related losses. During January 2021, TSP withdrew the $5.0 million from the Trust.

At December 31, 2020 and 2019, the reserve for catastrophes is $35.9 and $39.4 million, respectively.  The supporting Trust has assets of $43.1 miliion and $41.0 million as of December 31, 2020 and 2019, respectively.  Assets consist primarily of investment in securities available-for-sale, securities held for maturity, accrued investment income, cash and cash equivalents.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see Note 17, Catastrophe Loss Reserve and Trust Fund, of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Dividend Restrictions

We are subject to the provisions of the General Corporation Law of Puerto Rico (PRGCL), which contains certain restrictions on the declaration and payment of dividends by corporations organized pursuant to the laws of Puerto Rico.  These provisions specify that Puerto Rico corporations may only declare dividends charged to their surplus or, in the absence of such surplus, net profits of the fiscal year in which the dividend is declared and/or the preceding fiscal year.  The PRGCL also contains provisions regarding the declaration and payment of dividends and directors’ liability for illegal payments.

TSM’s ability to pay dividends is dependent on our receiving cash dividends from our subsidiaries.  Our insurance subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to TSM.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Certain Payments by the Corporation’s Subsidiaries.

Guaranty Fund Assessments

We are required by Puerto Rico law and by the BCBSA guidelines to participate in certain guarantee associations.  See Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Contingencies—Guarantee Associations for additional information.

Federal Regulation

Our business is subject to extensive federal law and regulation.  New laws, regulations or guidance or changes to existing laws, regulations or guidance or their enforcement, may materially impact our business financial condition and results of operations.

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by CMS, with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.  There are approximately 60 million Medicare beneficiaries.

Medicare is divided into four distinct parts:

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

Medicare Advantage.  Medicare Advantage plans are required to maintain a medical loss ratio (MLR) of at least 85%, meaning, very basically, that if Medicare Advantage plans do not spend at least 85% of their revenue on patient care costs, they may face various sanctions, including refunds, prohibition on enrolling new members, and contract termination. The Part C premium varies by plan.

Other Medicare Supplemental Plans.  “Medigap” is another type of private plan that fills in the patient out-of-pocket gaps in traditional fee-for-service Medicare Part A and B coverage.  These Medigap policies are standardized by CMS, but funded and administered by private organizations.

•
Part D is the voluntary, subsidized outpatient prescription drug benefit created under the Medicare Modernization Act of 2003 (the MMA).  Part D includes subsidies for beneficiaries with low incomes that do not apply to Puerto Rico.  Part D is offered through private plans that contract with Medicare, including stand-alone prescription drug plans and Medicare Advantage prescription drug plans.  Part D plans are also subject to MLR requirements and their premium varies by plan.

Historical Changes to the Medicare Program – Creation of Private Plans and the Part D Program

In the 1980s, as an alternative to the traditional fee-for-service Medicare program, Medicare began offering Medicare managed care benefits provided through contracted private health plans.  CMS initially reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk-adjustment payment methodology that based its monthly premium payments to plans on various clinical and demographic factors.  This methodology uses two risk-adjustment models: a Hierarchical Condition Category based model and an End-Stage Renal Disease (ESRD) model, each applying to the corresponding population.  Beginning in 2003, Congress introduced a Medicare managed care approach, which itself has subsequently undergone several changes.

In 2006, Congress introduced the Medicare Part D program, which offered a voluntary outpatient prescription drug benefit to fee-for-service as well as Medicare Advantage beneficiaries.  An Rx Hierarchical Condition Category Model is used in the determination of the Part D premium, and a Low-Income Subsidy (LIS) is applied to Part D premiums for members that qualify.

Medicare Advantage Program Over Time

Under the Patient Protection and Affordable Care Act of 2010 (Pub. L No. 111-148), as amended by the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152), on March 30, 2010 (referred to herein as ACA), payments to Medicare Advantage plans were reduced over time, and bonus payments are available to certain plans based on quality ratings.

Among other things, the ACA mandated several changes, implemented by CMS, to the Medicare Advantage and Medicare Part D programs, including strengthening CMS’ ability to remove poor performers from the Medicare Advantage and Part D programs beginning in 2015.  Beginning with Medicare contract year 2015, CMS has the authority to terminate its contract with any Medicare Advantage or Part D plan for substantial contract noncompliance, or refuse to renew such plan, if the plan fails to achieve an overall Star Rating of 3.0 stars (out of 5.0) for any consecutive three year period.  Although CMS has issued annual Star Ratings for Part D plans since 2007 and for Medicare Advantage plans since 2008, CMS uses Star Ratings issued for Medicare contract years 2013 and beyond in implementing this provision. In April 2015, CMS announced that it would for the first time exercise its authority to terminate low performing Medicare Advantage and Part D plans beginning in 2016. CMS now issues Star Ratings on a prospective basis, typically in the fall preceding the contract year.  CMS also has the authority to use the lower Star Ratings as a means to invoke its existing authority under Section 1857(c)(2) of the Social Security Act to terminate a contract when CMS determines that the Medicare Advantage or Part D plan has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.

In addition, under the ACA, Medicare Advantage plan payment rates were subject to transitionally phased-in reductions intended to bring Medicare Advantage rates more in line with Medicare fee-for-service rates. The transition began in 2012 and was completed in 2017.

Payments to Medicare Advantage Participating Plans

Since 2006, Medicare Advantage has used a bidding system by which plans submit bids based on costs per enrollee for Part A and Part B covered services.  Medicare Advantage also pays plans for providing prescription drug benefits under Part D.  Bids are based on estimated costs per enrollee for the Medicare-covered services.  The bids are then analyzed against a benchmark established by federal statute, and which vary by county or region.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the applicable benchmark. When a bid is higher than the benchmark, enrollees generally pay the difference (through an additional premium) between the benchmark and the bid, in addition to any other Medicare premiums.  If the bid is lower than the benchmark, the plan and Medicare generally share the difference, and the plan must use its share (known as a rebate) to provide additional benefits to enrollees.  For plans obtaining up to 3.0 Stars (explained below), the rebate share to the plan is 50%.  When the plan reaches 3.5 or 4.0 Stars, that rebate share rises to 65%, and when the plan reaches 4.5 or 5.0 Stars it rises to 70%.

Plans reaching 4.0 Stars or higher, also receive a 5% quality bonus payment (QBP), which could be doubled for certain qualifying counties.  The resulting benchmark plus QBP amount can be reduced to a cap determined for each county, so the effective bonus payment for such qualifying counties could be between 5% and 10%.  Rebates and QBPs only apply to Part C premium payments.

Star Ratings for plans are calculated based on the results achieved by the plan on a contract in terms of measures (46 in the contract year 2021 as established in the 2021 Rate Announcement published by CMS in April 2020) spanning four categories: HEDIS measures, CAHPS and Health Outcomes Survey (HOS) measures, Administrative measures and Part D measures.  CMS assigns from one to five stars for each numeric measure score by applying one of two methods: relative distribution with significance testing (CAHPS) or clustering (all other measures).  Case-mix adjustments are applied to the survey results as part of the scoring.  CMS has recognized that socio-economic factors create significant variations in results for some metrics.  CMS’ interim response to address the within-contract disparity in performance associated with a contract’s percentages of beneficiaries with low income subsidy and dual eligible (LIS/DE) and disability status revealed in our comprehensive research conducted over multiple years culminated in the creation of the Categorical Adjustment Index (CAI).  Each measure is also assigned a relative weight used in the calculation of the Part C, Part D and overall Star Rating.  CMS has also adopted policies to consider the impact of extreme natural disasters in the results, recognizing that the aftermath can present unanticipated barriers to achieving solid results.

Medicaid Generally

Medicaid is a public insurance program intended for low-income individuals and families.  To participate in Medicaid, states are required to cover certain groups, but may cover additional population groups at their discretion.  States may apply to CMS for waivers to provide coverage to populations beyond those normally covered under the program.  States are able to establish eligibility criteria within federal minimum standards, to set Medicaid provider payment rates and to reimburse providers through fee-for-service or managed care.  They also have the flexibility to determine the type, amount, duration, and scope of services of their respective Medicaid programs, as long as they remain within federal guidelines, although states are required to cover certain mandatory benefits.  In Puerto Rico, the Medicaid program is administered by ASES.

Medicaid is jointly funded by the federal government and state governments.  States receive a percentage of their Medicaid program expenditures from the federal government, through a formula known as the Federal Medical Assistance Percentage (FMAP).  The FMAP varies by state based on factors such as per capita income.  However, unlike states, the FMAP for Puerto Rico and other U.S. territories is fixed, and federal funding is capped per funding period.  Pursuant to the Further Consolidated Appropriations Act of 2020, the FMAP for Puerto Rico is 76% until September 30, 2021, and up to approximately $5.342 billion will be provided in Medicaid funding to Puerto Rico through such date.  This funding will bring temporary financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards will further promote stability and predictability.  However, a longer-term solution is necessary due to a shortfall that continues to be perpetuated by the FMAP established in the ACA in 2010.

Dual-Eligible Beneficiaries

A dual-eligible beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status.  Dual-eligibles are a high-cost population that account for a disproportionate share of government health care expenditures.  Given the disproportionately high cost of treating dual-eligibles, there has been a spate of initiatives designed to address the issue.  The government of Puerto Rico established a model that wraps-around benefits included in Medicaid that were not included in original Medicare benefits.  Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino.  Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico.  In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits.  By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members.  The MMA established subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.  Pursuant to the MMA, dual-eligible individuals receive drug coverage from the Medicare program rather than the Medicaid program.  Companies offering Medicare Part D stand-alone prescription drug plans with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.

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

Special Needs Plans

Special Needs Plans are intended to address Medicare beneficiaries with special care needs, particularly those with chronic conditions.  Essentially, Medicare Advantage Special Needs Plans (SNPs) are a type of Medicare Advantage Plan for people with certain chronic diseases and conditions or who have specialized needs (such as people who have both Medicare and Medicaid or people who live in certain institutions).  SNPs limit membership to people with specific diseases or characteristics, and tailor their benefits, provider choices, and drug formularies (list of covered drugs) to best meet the specific needs of the groups they serve.

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

Anti-kickback Laws.    Insurance providers in Puerto Rico are subject to local and federal anti-kickback laws.  These anti-kickback laws prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for business, and under federal law, in exchange for the referral of federal health care program patients or any item or service that is reimbursed by any federal health care program.  In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal Anti-Kickback Statute.  Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the federal law, but will be subject to enhanced scrutiny by regulatory authorities.  The ACA amended the intent requirement of the federal Anti-Kickback Statute, and other health care criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute and other health care criminal fraud statutes, or the specific intent to violate them, to have committed a violation. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Failure to comply with the anti-kickback provisions, and other health care criminal fraud statutes, may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program, and additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance.

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $23,331 thousand per claim.  The ACA codified the federal government’s prior position that claims presented in relationships that violate the federal Anti-Kickback Statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the False Claims Act and to share in the settlement or judgment that may result from the lawsuit.  Financial recoveries from civil health care matters brought under the False Claims Act are significant; according to the United States Department of Justice, it recovered over $3 billion from False Claims Act cases in fiscal year 2019.

HIPAA, HITECH, and Gramm-Leach-Bliley Act

Health care entities, such as TSS and TSA, are subject to laws, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, and the Gramm-Leach-Bliley Act, that require the protection of certain health and other information.  HIPAA authorized HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information.  The regulations pursuant to the HIPAA Administrative Simplification provisions and HITECH impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors.  These requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (collectively, covered entities) and their business associates that access, maintain, create, and/or receive individually identifiable health information (collectively business associates). These regulations also establish significant criminal penalties and civil sanctions for noncompliance.

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

The Gramm-Leach-Bliley Act applies to financial institutions in the United States, including those domiciled in Puerto Rico, such as TSV and TSP.  The Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to opt out of certain disclosures.  The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which has led to new competitors in the insurance and health benefits fields in Puerto Rico.

Employee Retirement Income Security Act of 1974

The services we provide to certain employee welfare benefit plans maintained by private sector employers are subject to regulation under the Employee Retirement Income Security Act of 1974, as amended (ERISA), a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service, the U.S. Department of Labor, and federal courts.  ERISA regulates certain aspects of the relationships between us, private sector employers who maintain employee welfare benefit plans subject to ERISA, and the participants and beneficiaries in such plans.  Some of our administrative services and other activities may also be subject to regulation under ERISA.  In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans.  We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA and its regulations.  Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by federal and state courts.

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall-Street Reform and Consumer Protection Act (the Dodd-Frank Act) which provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect our subsidiaries.  Among other things, the Dodd-Frank Act creates a Federal Insurance Office (FIO) within the U.S. Department of the Treasury with powers that include information-gathering and subpoena authority.  Pursuant to the Dodd-Frank Act, the FIO issues annual reports on the insurance industry.  Although the FIO’s authority does not extend to health insurance, it extends to other parts of the business, primarily life and property and casualty insurance.  The FIO, however, does not have supervisory or regulatory authority over the insurance business.

In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by the Financial Stability Oversight Council as systemically important. In such a case, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact its capital, liquidity and leverage requirements as well as its business and investment conduct. We have not been designated as systemically important by the Financial Stability Oversight Council.

Legislative and Regulatory Initiatives

Puerto Rico Initiatives

In recent years we have seen an increase in legislative activity related to  managed care organizations, and in the enactment of laws that are inconsistent with the managed care model. These laws may increase operational costs, limit our ability to review courses of treatment, and alter the way we negotiate and contract with providers, among other adverse effects.

For example, Act 26-2017 among other things, calls for a considerable reduction in public corporations’ health plan contributions to its employees, to the extent required to comply with the government’s Fiscal Plan.  Contributions to employees with pre-existing catastrophic, chronic or terminal conditions, however, shall remain the same.  It also authorizes the Puerto Rico Fiscal Agency and Financial Advisory Authority (AAFAF) to negotiate health insurance coverage for such public employees.

Act 138-2019 requires health services organizations to contract any provider who requests to become a provider for the organization, when such provider meets the necessary requirements for practicing the medical profession and/or is authorized by the competent entities, among other things.  Act 138-2019 also forbids organizations from terminating a provider’s contract without cause, and provides for the Government of Puerto Rico’s automatic cancellation of all contracts with any organization that incurs in practices inconsistent with the purposes of the law or seeks to use subterfuges to circumvent its objectives.

Act 138-2020 purports to reduce applicable periods for insurers to process and pay claims, and to further regulate the utilization review process, and Act 142-2020 limits insurers’ ability to review the course of treatment or medication prescribed by a physician and requires insurers to provide immediate, temporary coverage for prescribed medication to patients while their claims are resolved, among other matters.

Several of such laws have not yet been implemented, and a number have been challenged by health care insurers on federal preemption grounds, and by the Oversight  Board on grounds that they have not complied with the economic impact certification requirements of PROMESA, among others.  Recently, a federal court enjoined the Government from implementing and enforcing a number of legislative measures, including Act 138-2019, until such a time as the Government certifies the fiscal impact of the legislative measure.

See Item 1A.  Risk Factors—Risks Relating to the Regulation of Our Industry – Changes in public policy, enactment of new laws, changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations. included in this Annual Report on Form 10-K.

Federal Initiatives

When the ACA was enacted in 2010, it expanded Medicaid to an eligibility floor of 138% of the federal poverty level (FPL) beginning in 2014.  A 2012 U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state as an option with enhanced federal match if they choose to do so.  Puerto Rico and the other U.S. territories were not included in the Medicaid expansion; instead Congress approved one billion in federal funding for Puerto Rico and the other U.S. territories to establish local affordable insurance exchanges or expand their Medicaid programs, at their option.  Puerto Rico elected to use the approximately $925 million made available by Congress for expanding its Medicaid program.

Most of the provisions of ACA with more significant effects on the health insurance marketplace went into effect on or before January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, and the assessment of new taxes and fees, including an annual Health Insurance Providers Fee (HIP Fee) on insurance plans.

On July 16, 2014, HHS notified the Commissioner of Insurance of Puerto Rico that the guarantee issue, community rating, single-risk pool, rate review, MLR, and essential health benefits provisions under the ACA do not apply to U.S. territories; however they continue to apply to Puerto Rico by virtue of an amendment to the Health Insurance Code of Puerto Rico passed on July 22, 2013 to enact similar provisions in Puerto Rico. ACA affects all aspects of the health care delivery and reimbursement system in the United States, including health insurers, managed care organizations, health care providers, employers, and U.S. states and territories.

The HIP Fee was allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues, and was assessed on plans in Puerto Rico even though Puerto Ricans did not receive subsidies or other ACA benefits.  In the years that followed, Congress waived the HIP Fee for 2017 and 2019, which – applied broadly – also provided relief to plans operating in Puerto Rico.  The total tax levied on the health insurance industry was $11.3 billion in 2016, $14.3 billion in 2018 and an estimated $16.0 billion in 2020.  We incurred $44.2 million, $50.1 million and $55.5 million in fees during 2016, 2018 and 2020, respectively.  In December 2019, the HIP Fee was permanently repealed for calendar years beginning after December 31, 2020 as part of the Further Consolidated Appropriations Act of 2020.

The Budget Control Act of 2011 was enacted to reduce the deficit and avoid default on the national debt.  When a joint committee of Congress established to develop debt reduction legislation failed to cut at least $1.5 trillion over the coming 10 years, an automatic process of across-the-board cuts (sequestration) split equally between defense and non-defense programs was triggered.  Under the sequestration, automatic spending cuts for the mandatory portion became effective beginning April 1, 2013, and these cuts have been extended through subsequent legislation through 2029 unless additional Congressional action is taken.  This resulted in a 2% cut to Medicare payments to providers.  Medicaid programs are not subject to automatic spending cuts.  Of note, the budget caps that were enacted to reduce the deficit are no longer in effect and were lifted for the final time in the Bipartisan Budget Act of 2019 for FY 2019 and FY 2020, which set the stage for the Further Consolidated Appropriations Act of 2020.

In December 2017 Congress passed tax reform, the 2017 Tax Cuts and Jobs Act (TCJA), that also zeroed out the individual mandate tax penalty for not complying with the requirement to purchase qualified health insurance coverage.  In light of zeroing out the tax penalty, in 2018 a group of 20 states, led by Texas, sued the federal government in February 2018, (Texas v. Azar) seeking to have the entire ACA declared unconstitutional. They argued that with the removal of the tax penalty, the individual mandate and the entire law was no longer constitutional. They based their claim on the Supreme Court of the United States’ (SCOTUS) previous ruling in 2012 that the individual mandate was upheld under Congress’ constitutional authority to tax.  SCOTUS heard the case in November 2020, and is expected to rule in 2021.

We no longer anticipate significant legislative action regarding the repeal and replacement of the ACA in Washington in the near future. However, the White House and various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury may issue Executive Orders and regulations related to the stabilization of the individual insurance market and ACA generally. Congress, now controlled by Democrats, may also seek to make improvements to the ACA at some point.

See Item 1A Risk Factors – Risk Relating to the Regulation of Our Industry – The health care reform law, changes in laws related to the health care system, and the implementation of such law could have a material effect on our business, financial condition, cash flows, or results of operations. included in this Annual Report on Form 10-K.

Human Capital

Workforce Demographics

As of December 31, 2020, our workforce consists of 3,911 full time employees serving a variety of business units, of which, 73% identify as female. 50% of our executive team identifies as female and 68% of all company management identifies as female. Seven percent (7%) of the overall workforce identifies having a disability or special need. Given our location, nearly 100% of our workforce is Hispanic/Latino. Our workforce includes a variety of generations, from Baby Boomers to Generation Z which provides for a rich work environment where diverse perspectives, ideas and views are considered valuable and a key factor to company long-term success.  Approximately 12% of employees are unionized. The current labor agreement expires in 2023. Overall, Management considers the relationship with the Union to be satisfactory.

Our Strategy

We believe that our workforce is our most valuable asset. We invest in leadership, engagement, organizational culture and volunteer initiatives. The investments we make in our workforce are implemented in the context of our business strategy and provide for continuous evolution of our standards and expectations on effectively executing plans and achieving business objectives that sustain long-term growth and diversification.

Governance

Our Chief Human Resources Officer is accountable for workforce productivity, effectiveness and holistic well-being. The Board oversees human capital management through quarterly reports and discussion by the Chief Human Resources Officer to the Talent & Compensation Committee, including on specific enterprise wide metrics, operational key performance indicators and key initiatives on topics relative to Succession Planning, Leadership, Engagement Index and Diversity, Equity & Inclusion.

As part of our governance structure, we have an executive-level Talent Management Council, led by the Chief Human Resources Officer and comprised of the Chief Executive Officer and the Chief Financial Officers and Presidents of each business line, whose main objective is to discuss and agree on strategies that attract, retain, develop and ensure adequate positioning of talent across the organization to meet evolving business needs.

In addition, human capital management is included in the Company Risk Management Program, which is subject to regular Board of Directors oversight.

Engagement

We believe that high employee engagement contributes to better service for our customers, lower turnover rates, and higher productivity.

We conduct an annual engagement survey of our employees, administered, and analyzed by a leading outside firm that specializes in employee engagement.  Our belief is that measuring engagement levels provides for perspective on how employees feel about the Company and the areas we should focus on to continually enhance employee experience. The results of this engagement survey are shared with all leaders and their teams, who are then tasked with designing an action plan based on their results, and employee’s feedback.  In 2019, we were recognized as Mejores Patronos de Puerto Rico, (Spanish for Best Employers of Puerto Rico) and we sustained adequate levels of engagement during 2020 in spite of the COVID-19 pandemic challenges.  Our results are in line with the average percentage for the insurance industry benchmark in Puerto Rico, and higher when compared with United States general engagement index.

Diversity, Equity and Inclusion

We value a diverse workforce and strive for an inclusive culture where the thoughts, ideas and styles of all our employees are valued and respected. Triple-S Management and subsidiaries values excellence and recognizes that by embracing the diverse backgrounds of its workforce, it will sustain a competitive advantage and continue to hold its position as an employer of choice on our island.

In 2020, we implemented a new microlearning training series titled Unconscious Bias for General Awareness about Diversity, Equity and Inclusion. Multiple other initiatives and activities aim at fostering inter-generational connections through common interests or characteristics, for example, we host an Annual Women Leadership Conference, and have running “Pets at Work,” “Bring Your Child to Work,” and “Play Soccer with Our CEO” initiatives, among others. We also encourage employee volunteering by offering four paid hours per month to volunteer at non-for-profit organizations. The total average annual volunteer hours is approximately 1,200.

In order to ensure continued diversity, equity and inclusion, we perform continued assessments on compensation internal equity by gender, organizational hierarchy, and work groups and constantly communicate policies on a safe environment against discrimination, retaliation or harassment.

Our compensation is internally equitable and externally competitive as a result of robust policies, continuous assessments and standard processes. We perform job evaluations, market data analysis, salary structures revision and have clear procedures for salary administration.

Talent Acquisition, Retention and Stability

We are committed to recruiting and retaining the best talent for our organization without regard to gender, ethnicity, religion, age, sexual orientation, gender identity, disability or protected veteran status or any other protected trait. We are an equal employment opportunity employer and we strongly believe in developing and promoting talent from within. We use internal and external resources to recruit skilled and talented people. As part of our efforts on employee retention, we measure employee engagement and reward employee innovation and productivity. The approach of our recognition program “Tu Brillas” (Spanish for “You Shine”) is to foster a culture that values those contributions and outcomes that are aligned with our organization’s goals and values. The program includes a variety of categories depending on the level of results achieved and behaviors we want to highlight.

Our focus on retention is evident in the length of service of our employees -- who have an average tenure of seven years.

Triple-S aims to attract qualified resources through an inclusive and accessible recruiting process that encourages employee referrals. Triple-S also has partnerships with local universities and alumni organizations to attract external talent. Last year, we trained 47% of our management on competency-based interviewing techniques.

Training and Development

As part of the performance evaluation cycle, we include a professional development plan where the employee and the supervisor discuss the opportunities for training, development and priorities to enable performance excellence and career growth. Over 94% of our workforce complete their performance reviews.

Our team of 13 training and organizational development professionals provides employees with learning programs and experiences to enhance their leadership and technical skills, including: (a) corporate onboarding training and activities (b) mandatory annual compliance trainings (c) leadership development programs (d) professional and personal productivity courses and (e) specialized business and technical training programs based on specific job nature.

All learning experiences are designed and implemented in alignment with company strategy and business needs to ensure company performance and leadership.

In 2020, all training programs were converted from in-person classroom to virtual mode to ensure all training and development activities were on track regardless of the remote work mode forced on by the COVID-19 pandemic.  In 2020, our employees completed over 2,900 hours of training and development.

Safety and Wellbeing

Employee health, safety and wellness is a high priority at all times.  In addition to traditional employee benefits, we offer an in-house clinic with medical staff, two onsite gyms, employee assistance program, telemedicine, weight loss and stop smoking programs, financial, physical and emotional health awareness and support resources, among others.  In response to the COVID-19 pandemic, the Company took early actions aligned with the Center for Disease Control and Prevention rules, implementing comprehensive protocols to protect our employees, insurers, providers and patients.  These protocols include complying with social distancing and other health and safety standards as required by federal and local government agencies and public health authorities. During the pandemic we have also:

•	Offered remote work and hybrid work options for over 92% of our workforce;
•	Awarded Company-granted days above regulations;
•	Implemented flexible use of PTO according to individual needs;
•	Issued a variety of wellness education communications;
•	Distributed personal protection equipment;
•	Modified workstations and areas of common use to ensure required social distancing;
•	Prohibited travelling; and
•	Surveyed employees twice to listen to their needs and reaction to company actions, among other initiatives.

In spite of a difficult year, our turnover decreased when compared to the previous year, and engagement levels were sustained as validated through our annual survey, with absenteeism at a minimum.

Available Information

We are an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission (SEC).  We make available free of charge, or through our website (https://investors.triplesmanagement.com/sec-filings/documents/default.aspx, under the Investors − SEC Filings caption), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  We also include on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, Code of Ethics for Financial Managers and Supervisors and the charter of each standing committee of our Board of Directors (https://investors.triplesmanagement.com/governance/documents/default.aspx, under the ‘‘Investors − Corporate Governance’’ caption).  In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics and Code of Ethics for Financial Managers and Supervisors that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (NYSE).  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (https://www.sec.gov/edgar/searchedgar/companysearch.html).  The website addresses listed above are provided for the information of the reader and are not intended to be an active link.  We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary; PO Box 363628; San Juan, P.R. 00936-3628.

Item 1A.	Risk Factors

We must deal with several risk factors during the normal course of business.  You should carefully consider the following risks and all other information set forth in this Annual Report on Form 10-K. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties not  presently known to us or that are currently deemed insignificant may also impair our business operations.  The occurrence of any of the following risks could materially affect our business, financial condition, operating results, and cash flows. See section Special Note Regarding Forward-Looking Statements in this Annual Report on Form 10-K for a summary of our Risk Factors.

Risks Related to Our Business

Our inability to contain managed care costs may adversely affect our business and profitability.

A substantial portion of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers, ASES or CMS (for our Medicare Advantage plans), all of which are typically renewable on an annual basis.  If our medical expenses exceed our estimates, except in very limited circumstances or resulting from risk score adjustments for member acuity in case of the Medicare Advantage products, we will be unable to increase the premiums we receive for these contracts during the then-current terms.  As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers.  The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs.  Also, we may continue to enter into new lines of business in the future, and it may be difficult to estimate the anticipated costs.  Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of ACA, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.

Introduction of new high-cost specialty drugs and sudden costs spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our rates are not adequate enough to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism adversely affects our financial condition and operational results.  In addition, evolving state and federal regulation may affect the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. Although we will continue to work with state agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceutical cost and utilization trends, there can be no assurance that we will always be successful.

Our profitability may be adversely affected if we are unable to maintain our current provider agreements and unable to enter into other appropriate agreements.

Our profitability is partially dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. Puerto Rico legislation authorizes providers to collectively negotiate the services fees through cooperatives, on a voluntary basis, with health insurance companies and other health care related organizations. If collective negotiations with providers become mandatory or we are otherwise required to enter into collective negotiations with providers, it could become more difficult to maintain cost-effective managed care provider contracts, which could adversely affect our business.

We are dependent on a small number of government contracts to generate a significant amount of the revenues for our Managed Care segment.

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, including:

•
Commercial:    One of our Managed Care subsidiaries is a qualified contractor that provides managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2020, 2019, and 2018 premiums generated under this contract represented 4.6%, 5.3%, and 5.5% of our consolidated premiums earned, net, respectively.

Under the commercial business, we also provide health coverage to certain employees of the Government of Puerto Rico and its instrumentalities.  During each of the years ended December 31, 2020, 2019, and 2018, earned premium revenue related to such health plans represented 1.8%, 2.2%, and 3.0% of our consolidated premiums earned, net, respectively.

•
Medicare:    We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS.  These contracts generally have terms of one year and must be renewed annually.  Each of our CMS contracts are cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations.  If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired.  During each of the years ended December 31, 2020, 2019, and 2018, contracts with CMS represented 42.9%, 43.3%, and 38.5% of our consolidated Premiums Earned, Net, respectively.

•
Medicaid:    We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid), known as Vital (Vital), to provide health coverage (including medical, mental, pharmacy and dental services) to medically indigent citizens in Puerto Rico.  The term of our current agreement with ASES is from November 1, 2018 to September 30, 2021, and may be extended for an additional year at ASES’s option.  Premium rates are negotiated for each contract year.  Participants may change insurance carriers once every year. Under the previous agreement with ASES, we provided services to eligible members in the Metro North and West regions of Puerto Rico. During the years ended December 31, 2020, 2019, and 2018 Medicaid premiums generated through our agreements with ASES represented 26.3%, 26.5% and 26.4%, respectively.

If any of these contracts is terminated for any reason, including noncompliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums and profitability earned could be materially adversely affected.  See also Risks Relating to the Regulation of our Industry — As a Medicare Advantage program participant, we are subject to complex regulations. If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties. Our Medicare Advantage contracts may also be terminated or our operations may be required to change in a manner that has a material effect on our business. in this Annual Report on Form 10-K.

A change in our managed care commercial product mix may affect our profitability.

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  As of December 31, 2020, 2019 and 2018, 76%, 73% and 69% of our managed care commercial customers, respectively, had fully insured arrangements and 24%, 27% and 31%, respectively, had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to accurately estimate incurred but not reported claims would affect our reported financial results.

A portion of the claim liabilities recorded by our insurance segments represents an estimate of amounts needed to pay for insured events that have occurred, including events that have not yet been reported to us.  These amounts are based on estimates of the ultimate expected cost of claims and on actuarial estimation techniques.  Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under each segment’s current facts and circumstances.  Accordingly, the ultimate liability may be in excess of or less than the amount provided.  We regularly compare prior period liabilities to re-estimate claim liabilities based on subsequent claims development; any difference between these amounts is adjusted in the operations of the period determined.  Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included elsewhere in this Annual Report on Form 10-K under Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Estimates.  Actual experience will likely differ from assumed experience. And to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.

The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.

We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico, the USVI, Costa Rica, the BVI and Anguilla.  These license agreements contain certain standards, requirements and restrictions regarding our operations and our use of the BCBS name and mark, which may be modified in certain instances by the BCBSA. Changes to the terms of our license agreements may restrict various potential business activities.  Failure to comply with the standards, requirements and restrictions established could result in the termination of a license agreement.  Events that could cause the termination of a license agreement with the BCBSA: include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.  Upon termination of a license agreement, the BCBSA would impose a re-establishment fee upon us, which would allow the BCBSA to entitle another managed care company to use the BCBS name and marks in the service areas we currently serve.  This re-establishment fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2020, we would be assessed approximately $96.0 million by the BCBSA.

We believe that the BCBS name and mark are valuable identifiers of our products and services in the marketplace.  Termination of these license agreements, including modifications to the current term and conditions, could have a material adverse effect on our business, financial condition and results of operations. See Item 1.  Business ― Blue Cross and Blue Shield License for more information.

Our ability to manage our exposure to underwriting risks in our Life Insurance and Property and Casualty segments depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  During 2020, 40.4%, or $62.5 million, of the premiums written in the Property and Casualty segment and 4.9%, or $10.0 million, of the premiums written in the Life Insurance segment were ceded to reinsurers.  Total premiums ceded, on a consolidated basis, represent 2.1%, or $76.8 million of our premiums.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

It is also possible that the losses we experience on insured risks for which we have obtained reinsurance will exceed the coverage limits of the reinsurance.  See Risks Related to Our Business ― Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations. If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.

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

Ratings assigned by AM Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  On June 18, 2020, AM Best rated our Property and Casualty subsidiary B+ (Good).

AM Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  AM Best reviews its ratings periodically and we may be further downgraded following their annual evaluation.  Since the lines of business that this segment writes and the market in which it operates are particularly sensitive to changes in AM Best financial strength ratings, any downgrade of our Property and Casualty segment’s rating could limit or prevent us from writing and renewing certain types of business or accounts that requires insurers with stronger ratings.

We are dependent on the success of our relationships with third parties for various services and functions, including outsourced IT, claims processing and PBM services.

We contract with various third parties to perform certain functions and services and provide us with certain information technology systems.  Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements, and we could become overly dependent on key vendors, which could cause us to lose core competencies.  We are also dependent on some third parties for compliance with certain regulatory requirements.  A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability; reduced service quality and effectiveness; increased or duplicative costs; fines or corrective action plans imposed by our regulators; or an inability to meet our obligations to our customers.  In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.

TSS has a Master Services Agreement (MSA) with OptumInsight, Inc. (Optum), pursuant to which Optum provides health care technology and operations services, including information technology, claims processing and application development, to Triple-S and its affiliates.  As a result, we are dependent on Optum for the provision of essential services to our business, and there can be no assurances that the quality of the services will be appropriate or that Optum will be able to continue to provide us with the necessary claims processing and technology services.  Potential breakdowns or failures of Optum could harm our business by disrupting our delivery of services, which could have a material adverse impact on our financial condition and results of operations.

Abarca Health provides pharmacy benefit management services for all of our Commercial and Medicare Advantage managed care members.  Therefore, any issues or failures affecting this vendor or the services it provides us could have a material adverse effect on our managed care business, which could adversely affect our reputation, financial condition and operating results.

Significant competition and market conditions in Puerto Rico could negatively affect our ability to maintain or increase our profitability.

We are subject to strong competition in each line of business in which we operate.  Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation.  This competitive environment has produced and will likely continue to produce significant pressures on our profitability. The industry in which we operate has unique characteristics that, if we are unable to manage adequately, may adversely affect our business, financial conditions and results of operations.  Some of the trends and characteristics related to the competition we contend with in our different lines of business include the following:

The managed care market in Puerto Rico is mature.  According to the U.S. Census Bureau, Puerto Rico’s population decreased by 14.3% between 2010 and 2019.  However, for the same period, the population 65 years and older increased.  As a result, the competition for this segment of the market is significant.

Local economy is in a downturn.  A challenging economy and a shrinking population in Puerto Rico continue to produce conditions that are adverse to the generation of new sources of business in this segment.  As a result, insurance companies compete for the same customers through pricing, policy terms and quality of services.  Also, our industry is subject to aggressive marketing and sales practices that target our current and prospective customers. We may not be successful in attracting and retaining our customers. See Risks Related to Our Business ― Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely affected and may continue to adversely affect us.

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

As a holding company, we are largely dependent on rental payments, dividends and other payments from our subsidiaries. The ability of our regulated subsidiaries to pay dividends or make other payments to us is subject to the regulations of the Commissioner of Insurance including maintenance of minimum levels of capital, as well as covenant restrictions in their indebtedness.

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

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance, which include, among other things, the requirement that insurance entities to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed.  See Risks Related to Our Business ― Our insurance subsidiaries are subject to minimum capital requirements.  Our failure to meet these standards could subject us to regulatory actions.  Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, and other business and legal restrictions.  Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets.  Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations.  In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries that may adversely affect our financial condition.

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

Historically, the financial performance of the insurance industry has fluctuated in cyclical periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and a shortage of underwriting capacity resulting from decreased competition.  Fluctuations in underwriting capacity, demand and competition, and the impact on us from the other factors identified above, could have a negative impact on our results of operations and financial condition.  We believe that underwriting capacity and price competition in the current market is increasing.  This additional underwriting capacity may result in increased competition from other insurers seeking to expand the kinds or amounts of business they write or cause some insurers to seek to maintain market share at the expense of underwriting discipline.  We may not be able to retain or attract customers in the future at prices we consider adequate.

Our investment portfolios are subject to varying economic and market conditions.

We have exposure to market risk and credit risk in our investment activities.  The fair values of our investments vary from time to time depending on economic and market conditions.  Fixed-maturity securities expose us to interest rate risk as well as credit risk.  Equity securities expose us to equity price risk.  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  These and other factors also affect the equity securities we own.  The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity markets and the amount of cash flows available for investment.

Therefore, adverse conditions in the U.S. and global capital markets could significantly and adversely affect the value of our investments in debt and equity securities, other investments, our profitability and our financial position.

As an insurer, we have a substantial investment portfolio comprised mainly of debt and equity securities of issuers located in the U.S.  As a result, the income we earn from our investment portfolio is largely driven by interest rate levels in the U.S. financial markets, volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy.  These factors can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:

•
Significantly reducing the value of debt and equity securities we hold in our investment portfolio, and creating net unrealized capital losses that reduce our operating results and/or net realized capital losses in the event we are required to sell some of those investments.

•	Lowering interest rates on high-quality short-term debt securities and thereby materially reducing our net investment income and operating results.
•
Making it more difficult to value certain of our investment securities. For example, if trading becomes less frequent, it could lead to significant period-to-period changes in our estimates of the fair values of these securities and cause period-to-period volatility in our operating results and shareholders’ equity.

•	Reducing our ability to issue other securities.

We believe our cash balances, investment securities, operating cash flows, and funds available under credit agreement, taken together, provide adequate resources to fund ongoing operating and regulatory requirements.  However, continuing adverse securities and credit market conditions could significantly affect the availability of credit.

For additional information, see Item 7A.   Quantitative and Qualitative Disclosures About Market Risk for an analysis of our exposure to interest and equity price risks and the procedures in place to manage these risks.  Our investment portfolios may lose money in future periods, which could have a material adverse effect on our financial condition.

In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, equities, and private market investments, among others, which could generate higher returns on our investments.  Notwithstanding, the Insurance Code of Puerto Rico requires insurers to invest an amount equal to no less than half of the insurer’s required capital in Puerto Rico Securities.  Since February 2014, the credit ratings of bonds issued by the Government of Puerto Rico and most of Puerto Rico public corporations have been downgraded to below-investment grade, which makes it difficult to comply with this requirement.  We therefore requested and obtained a waiver authorization from the Commissioner of Insurance to fulfill the requirement by investing in mortgage securities issued by Ginnie Mae, backed by mortgages issued in Puerto Rico for 2020, and will request an extension of this waiver for 2021.  These securities are of high credit quality due to the Ginnie Mae guarantee.

If we experience a significant realized or unrealized loss on investments or fail to comply with the Insurance Code requirements, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital and may adversely affect our financial condition and results of operations.

Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely affected and may continue to adversely affect us.

Our principal lines of business are concentrated in Puerto Rico, which is currently in the midst of a severe fiscal and economic crisis.  The Puerto Rico economy entered a recession in the fourth quarter of fiscal year 2006 and its GNP contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. The 2020 Fiscal Plan estimated that the economy of Puerto Rico would contract by 4% in real terms in fiscal year 2020, largely because of the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021.

Puerto Rico’s population has also been in decline over the past decade. Estimates by the U.S. Census Bureau indicate the population has declined in the past decade by approximately 14.3%, from  2010 to 2019, and the 2020 Fiscal Plan projects that the population will continue to decline through fiscal year 2025.

The weakness of Puerto Rico’s economy has also adversely affected employment. Total average annual employment, as measured by the Puerto Rico Department of Labor and Human Resources (the DLHR) has decreased approximately 20% since 2007, and the unemployment rate stands at 8.5% as of November 2020.

The Government of Puerto Rico has also faced significant fiscal and financial challenges over the past years.

In response to such challenges, the U.S. Congress enacted PROMESA in June 2016. The Commonwealth of Puerto Rico and several of its instrumentalities are currently in the process of restructuring their debts through the mechanisms provided by PROMESA. In February 2020, the Oversight Board announced it had reached an agreement with certain creditors on a new framework for a plan of adjustment for the Commonwealth of Puerto Rico and certain of its instrumentalities. However, the confirmation of such proposed plan was put on hold as a result of the COVID-19 pandemic, and stakeholders are currently in court-ordered mediation negotiating the economic terms of a revised plan of adjustment.

We have significant direct exposure to the government through our contract with ASES, which administers the Medicaid program in Puerto Rico, and certain other business relationships with the government of Puerto Rico and its instrumentalities. As a result, we may be adversely affected by the liquidity problems of such entities, reductions in such entities’ contributions to their employees’ health plans as a result of fiscal control measures, by a reduction in the size of government or privatization of public corporations.

On the other hand, as part of the Further Consolidated Appropriations Act of 2020, Puerto Rico’s Medicaid program will receive up to approximately $5.342 billion in funding through September 30, 2021.  This action has brought temporary financial stability to Puerto Rico’s Medicaid program, and funding conditions related to compliance with program management standards have further promoted stability and predictability. The government of Puerto Rico and the health care industry are lobbying Congress to address Puerto Rico’s Medicaid spending cliff permanently. However, there are no guarantees that these efforts will succeed.  If our efforts are not successful, ASES may not be able to fulfill its payment obligations to us under our agreement for the provision of health coverage to Vital participants, which would adversely affect our financial results

Furthermore, our insureds’ financial capacity is affected by, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected as a decrease in insured customers in our commercial line of business and premiums earned, net.  Moreover, the measures taken to address the fiscal crisis and those that may have to be taken in the near future, will likely affect many of our insureds, which could result in a lower amount of insureds, insureds moving to lower premium plans, among others. The foregoing could also result in decreased demand for our insurance products or migration to less profitable products.

If global or local economic conditions worsen or the government of Puerto Rico is unable to manage its fiscal and economic challenges, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, the conditions described above could continue or worsen in ways that are unpredictable and outside of our control.  While PROMESA provides the government with tools to restructure Puerto Rico’s debt obligations and that of its instrumentalities, these restructuring tools are relatively new and untested.  Furthermore, the Fiscal Plan’s projections indicate the possibility of significant creditor losses. Both of these factors have made the debt restructuring processes lengthy and highly adversarial.

The success of our business depends on developing and maintaining effective information systems.

Our business and operations may be affected if we do not maintain and upgrade our information systems and the integrity of our proprietary information.  We are materially dependent on our information systems, including Internet-enabled products and information, for all aspects of our business operations.  Monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims, providing data to our regulators, and our ability to compete depends on adopting technology on a timely and cost-effective basis.  Malfunctions in our information systems, fraud, error, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, and contribute to customer and provider disputes.  This could result in regulatory violations, possible liability, increase administrative expenses or lead to other adverse consequences any of which could have a material adverse effect on our results of operations or financial condition.

The use of member data by all of our businesses is regulated at federal and local levels.  These laws and rules change frequently, and developments require adjustments or modifications to our technology infrastructure. Our information systems and applications therefore require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop new systems in order to keep pace these changes and evolving operational needs, technology and industry standards. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately or failure to secure against cyber threats.

The accuracy and reliability of the information we rely upon to run our business is crucial.  Therefore, failure to maintain our information systems and data integrity effectively could result in operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, problems in determining medical cost estimates and establishing appropriate pricing and reserves, loss of members, and difficulty in attracting new members, regulatory violations, possible liability and limitations on our operations, increases in operating expenses or suffer other adverse consequences.  See Item 1A   Risk Factors – Risks Relating to the Regulation of Our Industry – As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties.Our Medicare Advantage contracts may also be terminated or our operations may be required to change in a manner that has a material effect on our business. See also Item 1A. Risk Factors – Risks Relating to the Regulation of Our Industry – We may be subject to government audits, regulatory proceedings or investigative actions, that, may find our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable health care regulations.

Security breaches could result in misappropriation of our confidential information or interruptions in services or operations. Because of the confidential health information we store and transmit, such security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. See “Item 1A. Risk Factors–Risks Relating to the Regulation of Our Industry – If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf; or if we fail to address emerging security threats, including cybersecurity threats, or fail to detect and prevent privacy and security incidents, including those related to cybersecurity, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.  In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the internet.  Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our providers or regulators.

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.

We face risks related to litigation.

We are subject to a variety of legal actions that affect any business, such as employment-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation.  In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services, claims relating to the denial of benefits or coverage, medical malpractice actions, allegations of anti-competitive and unfair business activities, provider disputes, broker and agent disputes, and regulatory action claims by agencies for noncompliance, among others.  We may also be subject to increases in litigation in connection with insureds’ claims following large scale natural disasters.  For example, we experienced an increase in litigation in our Property and Casualty segment in connection with insureds’ Hurricanes Irma and Maria claims.  See Risks Related to Our Business ― Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.  Legal proceedings are inherently unpredictable and we cannot ascertain their outcome. We have insurance to cover liabilities relating to litigation; however, insurance coverage may not be sufficient to cover any such liability or our insurers could deny or dispute coverage.  Results of regulatory actions could require us to change our business practices and may affect our profitability.  Substantial liability relating to legal or regulatory actions could adversely affect our cash flow, results of operations, and financial condition.  See Item 3. Legal Proceedings.

Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.

Puerto Rico has historically had a relatively high risk of natural disasters, such as hurricanes and earthquakes.  If Puerto Rico were to experience a large-scale natural disaster, claims incurred by our Managed Care, Life Insurance and Property and Casualty segments would likely increase and our properties may incur substantial damage, which could have a material adverse effect on our business, financial condition and results of operations.  Puerto Rico has recently experienced consecutive large-scale natural disasters, such as Hurricane Maria in September 2017, and a series of earthquakes affecting certain areas in the southern portion of the island in January 2020.  If the severity of any such natural disaster exceeds what our catastrophe reinsurance protection, as was the case of Hurricane Maria in September 2017, we may potentially incur material losses.  Furthermore, unforeseen major public health issues following these catastrophic events, such as pandemics and epidemics, like mosquito-borne epidemics (Dengue, Zika, etc.), where conditions for vaccines may not exist, are not effective, or have not been widely administered, could have a material adverse effect on our business, financial condition and results of operations.

The Puerto Rico Insurance Code requires the Company to resolve claims within a period of 90 days.  Due to the substantial increase in the volume of claims following a catastrophic event, there is a business risk that not all claims will be resolved within the timeframe stipulated in the Puerto Rico Insurance Code, which may result in penalties imposed by the Commissioner of Insurance of Puerto Rico.  Claims in our Property and Casualty segment increased in 2017 and 2018 as a result of the losses caused by Hurricanes Irma and Maria in Puerto Rico.  Furthermore, following a large-scale catastrophic event, there is a risk of an increase in the volume of litigations by insureds who are not satisfied with the insurance payout or adjustments.  In fact, lawsuits against our Property and Casualty segment increased in 2018 and 2019.  As of December 31, 2020, our Property and Casualty segment had been served in a total of 477 lawsuits, of which 300 remained opened as of December 31, 2020. After a review of all cases, we have determined that our reserves as of December 31, 2020 are adequate.  However, there is a risk that litigation results in payments and expenses may materially exceed our reserved amount.  See Note 25, Contingencies, of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Pandemics, like the COVID-19 pandemic and local, state and federal governments’ response to the pandemics may have a material adverse effect on our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus (COVID-19) as a global pandemic. In response, the Puerto Rico Governor issued a stay at home order (as amended and extended, the Order) from March 15, 2020 until June 16, 2020. The Order required the closure of non-essential businesses for the same period of time. On May 1, 2020, the Governor issued a new order providing for the gradual reopening of the economy beginning on May 4, 2020. The Governor has issued several other executive orders establishing the rules to continue the gradual reopening of the economy, the latest of which is effective until March 14, 2021.

 Although a number of COVID-19 vaccines have been approved by the U.S. and several other countries, at this point it is not possible to reliably estimate the speed and effectiveness of inoculation efforts worldwide, and therefore the length or severity of this outbreak, the length and effectiveness of government and private sector mitigation measures, and other variables that will determine the ultimate financial impact of the pandemic on the Company. However, certain risks discussed in our Annual Report on Form 10-K may increase or materialize. We are closely monitoring the development of the situation to assess its impact on our business. New sales were affected in all our segments and lines of business during the lockdown given that sales functions of all our businesses were not considered essential under the Order and therefore had to be performed remotely. Even though the government-mandated lockdown has been relaxed and most of our sales force has returned to our offices, new sales continue to be affected as social distancing measures continue to restrict certain sales activities. We also experienced a temporary decrease in utilization caused by postponement or cancelation of elective services and medical appointments driven by the Order, which caused our MLR to temporarily drop. Conversely, the pandemic could result in a material increase in medical claims as COVID-19 cases rise and deferred utilizations return. In addition, the postponement or cancellation of medical appointments, treatments and evaluations in our High Cost High Needs (HCHN) Medicaid membership during the pandemic has and may continue to affect our ability to provide qualifying encounter or utilization data to certify them as such, which has and may continue to result in assignment of such members to a different rate cell with lower premium payments and retroactive premium adjustments by ASES. See Item 1A. Risk Factors – Risks Relating to the Regulation of Our Industry – ASES’s risk-adjustment payment system and payment structure, and its dependence on scarce or unavailable data, make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

Furthermore, COVID-19 related federal and state legislation and regulation may adversely impact our business, financial condition and results of operations. For example, the U.S. and Puerto Rico legislatures have enacted or are contemplating measures requiring health care insurers to cover and/or waive pre-authorization and cost-sharing for COVID-19 related testing, vaccines, treatment or services, which may adversely affect our profitability. In addition, any legislation requiring insurance companies to make advance payments to providers not linked to services previously provided increases our credit risk and could have a material impact on our financial condition and results of operations. See Item 1A. Risk Factors – Risks Related to our Business – Our inability to contain managed care costs may adversely affect our business and profitability. Our Property & Casualty business interruption policies include an exclusion of coverage due to virus or bacteria. However, there have been federal and local legislative efforts to retroactively eliminate such exclusions or otherwise require property and casualty insurers to cover COVID-19 losses under their business interruption policies. While such efforts have not prospered, and if enacted, we believe this type of legislative measure could be challenged on constitutional and other grounds, if successfully implemented, such measures would have a material adverse effect on our Property and Casualty Insurance segment. With respect to our Life Insurance segment, there is a risk that the pandemic could result in a higher number of deaths, and therefore a higher number of claims for death benefits than assumed in our actuarial models. See Item 1A. Risk Factors – Risks Related to our Business – Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations. Finally, while estimates vary, the COVID-19 pandemic is widely considered to have had and continue to have a significant effect on the Puerto Rico, U.S. and global economies. Financial market volatility caused by the pandemic may decrease the value of our investment portfolios, including our pension plan asset portfolio. Furthermore, as the financial capacity of our customers is adversely affected, we may experience delinquency in premium payments and ultimately a decrease in insured customers in our commercial line of business and premiums earned, net, or other adverse effects. See Item 1A. Risk Factors – Risks Related to our Business – Our investment portfolios are subject to varying economic and market conditions. See also Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely affected and may continue to adversely affect us. These and other risks, some of which we may be unable to identify at this time due to the evolving and highly uncertain nature of this event, could adversely impact our business, financial condition and results of operations.

Present and future covenants in our secured term loans and note purchase agreements may restrict our operations and adversely affect our ability to pursue desirable business opportunities.

The secured term loans contain financial and non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control. These non-financial covenants could restrict our operations.  In addition, if we fail to make any required payment under our secured term loans or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loans to become immediately due and payable, together with accrued and unpaid interest, and cease to make further extensions of credit.  If the indebtedness under our secured term loans is accelerated, we may be unable to repay or refinance the amounts due and our business may be materially adversely affected.

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

Our breach or failure to comply with any of these covenants could result in a default under our secured term loan and the acceleration of amounts due thereunder.  Indebtedness could also limit our ability to pursue desirable business opportunities and may affect our ability to maintain an investment grade rating for our indebtedness.

If we do not effectively manage the organic and inorganic growth of our operations, we may not be able to achieve our profitability targets.

Our growth strategy includes expanding our health care delivery business, expanding our participation in Puerto Rico’s health and insurance industry, introducing new products and operating models, further developing our relationships with customers, care delivery providers, independent agencies and brokers and pursuing acquisition opportunities.  Our growth strategy exposes us to additional risks, including our ability to:

•	Identify profitable growth opportunities in current and new markets where we do not presently participate;
•	Transact successful acquisitions, capital investments and other growth initiatives;
•	Determine the correct value of assets and investments;
•	Implement adequate pricing and operational models and structures, including underwriting and claim management processes;
•	Design attractive and profitable insurance and health care products and services;
•	Implement new, or modify existing operating models and implement internal monitoring and control systems to manage them;
•	Recruit required personnel for expanded operations, including officers, agents, brokers, medical providers, and other key personnel;
•	Obtain regulatory permission required to operate in other jurisdictions or lines of business;
•	Comply with regulatory requirements;
•	Integrate acquired businesses into our operations, including integration of information technology, management and personnel, culture and administrative systems;
•	Acquire business and regulatory knowledge and expertise necessary to manage new lines of business; and
•	Create the expected return over time.

Additionally, our management and other key personnel may expend considerable time and effort which may distract them from their core activities. We may face risks associated with unknown or unidentified liabilities resulting from our investments or acquisitions, or new products, services, business models and markets, and the processes we implement to materialize them. We may also be subject to changes in trade protection laws, policies and measures, and other regulatory requirements affecting our business, including the Foreign Corrupt Practices Act and laws prohibiting corrupt payments.

If our goodwill or intangible assets become impaired, our financial condition and future results of operations may be adversely affected.

As of December 31, 2020, we had approximately $28.6 million and $1.4 million of goodwill and intangible assets recorded on our Balance Sheet, primarily related to the TSA acquisition, that represent 1.0% of our total consolidated assets and 3.1% of our consolidated stockholders’ equity.  In an effort to expand the health clinics reporting unit, the Company purchased various health clinics across different municipalities in Puerto Rico, resulting in a recognition of goodwill of approximately $3.2 million in 2019.  The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and are subject to refinement for up to one year after the closing date of the acquisition, as new information becomes available.  If we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine the recoverability of their carrying values.  Goodwill and other intangible assets with indefinite lives are tested for impairment at least annually.  Impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets (with indefinite lives).  Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used.  If estimated fair values are less than the carrying values of the equity and other intangible assets (with indefinite lives) in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record significant impairment losses against future income.  Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates than the industry.

Any future evaluations requiring an impairment of our goodwill and other intangible assets could adversely affect our results of operations and stockholders’ equity in the period in which the impairment occurs.  A material decrease in stockholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

In addition, the estimated value of our reporting units may be affected as a result of the implementation of various Health Care Reform regulations.  Such regulations could have significant effects on our future operations, which in turn could unfavorably affect our ability to support the carrying value of certain goodwill and other intangible assets, and result in significant impairment charges in future periods.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Estimates―Goodwill and Other Intangible Assets.

Risks Relating to Taxation

If we are considered to be a controlled foreign corporation under the related person insurance income rules or a passive foreign investment company for U.S federal income tax purposes, U.S. persons owning our shares of Class B common stock could be subject to adverse tax consequences.

We do not expect that we will be considered a controlled foreign corporation under the related person insurance income rules (a RPII CFC) for U.S. federal income tax purposes.  However, because RPII CFC status depends in part upon the correlation between an insurance company’s shareholders and its insurance customers and the extent of insurance business outside its country of incorporation, there can be no assurance that we will not be a RPII CFC in any taxable year.  We do not intend to monitor whether we generate RPII or becomes a RPII CFC.

Based on our current business assets and operations, we do not expect that we will be considered a passive foreign investment company (a PFIC) for U.S. federal income tax purposes.  However, because PFIC status depends upon the composition of our income and assets and the market value of our assets (including, among others, less than 25% owned equity investments) in each year, which may be uncertain and may vary substantially over time, there can be no assurance that we will not be considered a PFIC for any taxable year.  Our belief that our Company is not a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for bona fide insurance companies predominately engaged in an insurance business.  However, the scope of this exception is not entirely clear and there are no administrative pronouncements, judicial decisions or Treasury regulations that provide guidance as to the application of the PFIC rules to insurance companies.

If we were a RPII CFC in any taxable year or if the Company was treated as a PFIC for any taxable year, certain adverse consequences could apply to certain U.S. persons that own our shares of Class B common stock.

Legislative and other measures that may be taken by local and federal government taxing authorities could materially increase our tax burden.

Our business is subject to substantial federal and local tax regulation and frequent changes to the applicable legislative and regulatory schemes could have a material impact in our business, cash flows, financial position or operating results.

Risks Relating to the Regulation of Our Industry

Changes in public policy, enactment of new laws, changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Our business is subject to substantial federal and local regulation and frequent changes to the applicable legislative and regulatory schemes, including general business regulations and laws relating to taxation, privacy, data protection, pricing, insurance, Medicare and health care fraud and abuse laws.  Please refer to Item 1.   Business – Regulation.  Changes in these laws, enactment of new laws or regulations, shifts in public policy, changes in interpretation of existing laws or changes in enforcement of existing laws and regulations may materially impact our business.  Such changes include without limitation:

•
Initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans, or to be funded through taxes or other negative financial levy on health plans;

•	Initiatives to limit health plans’ ability to review courses of treatment of patients;
•	Payments to health plans that are tied to the achievement of certain quality performance measures and medical loss ratio requirements;
•	Specific legislative or regulatory changes to the Medicare or Medicaid programs, including changes in the bidding process or other means to materially reduce premiums;
•	Local government regulatory changes;
•	Increased government enforcement actions, or changes in the interpretation or application, of fraud and abuse of health information privacy laws; and
•	Regulations that increase the operational burden on health plans, or that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health plans.

Regulations promulgated by the Commissioner of Insurance and CMS and other agencies, among other things, influence how our insurance subsidiaries conduct business and place limitations on investments and dividends.  Possible penalties for violations of such regulations include fines, orders to cease and desist, and possible suspension or termination of licenses.  The regulatory powers of the Commissioner of Insurance are mainly designed to protect policyholders, not shareholders.  While we cannot predict the terms of future regulation, the enactment of new legislation could affect the cost or demand for insurance policies, limit our ability to obtain rates or premiums, when needed, otherwise restrict our operations, limit the expansion of our business, expose us to expanded liability or impose additional compliance requirements.  In addition, we may incur increased operating expenses in order to comply with new legislation.

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

The health care reform law, changes in laws related to the health care system, and the implementation of such law could have a material adverse effect on our business, financial condition, cash flows or results of operations.

The ACA provides comprehensive changes to the U.S. health care system.

For example, health plans serving the individual market are subject to the guaranteed issue provisions under which the plans are required to issue coverage to individuals without regard to their health status of pre-existing conditions, which could lead to adverse selection by consumers.  On July 16, 2014, the Department of Health and Human Services sent a letter to the Commissioner of Insurance of Puerto Rico notifying that guarantee issue provisions under ACA are not applicable to U.S. territories. However, on July 22, 2013, similar guarantee issue and other market reform provisions were enacted in Puerto Rico as part of amendments made to the Health Insurance Code of Puerto Rico. Although the Puerto Rico legislature is considering additional legislation to provide insurance companies more flexibility to comply with the additional requirements enacted in 2013, it is uncertain whether such legislation will in fact be enacted or the effect of any such additional legislation may have on our business.  If we are unable to adapt our premium structure to address the guaranteed issue requirement, our results of operations, financial position and liquidity may be materially adversely affected.

In the years since its enactment, there have been, and continue to be, significant developments in and continued legislative activity around ACA, including attempts to repeal or repeal and replace the ACA. For example, on October 12, 2017, President Trump signed an executive order requiring the implementation of regulations that would exempt certain association plans from complying with ACA requirements, easing restrictions on certain short-term health plans and health reimbursement arrangements and limiting hospital and insurance company consolidation while promoting competition and choice. In August 2018 the Administration adopted a final rule to support short-term, limited duration scope policies. Additional activity related to the individual market is anticipated through state waivers although the Biden administration may seek to change this.

The Further Consolidated Appropriations Act of 2020 provides up to approximately $5.342 billion in Medicaid funding to Puerto Rico through September 30, 2021.  Although we believe this legislation, together with the ACA and any changes thereto, may provide us with significant opportunities to grow our business, the implementation of enacted reforms, as well as future regulations and legislative changes, may have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties. Our Medicare Advantage contracts may also be terminated or our operations may be required to change in a manner that has a material effect on our business.

The laws and regulations governing Medicare Advantage program participants are complex, subject to interpretation and frequent change and can expose us to penalties for noncompliance.  If we fail to comply with these laws and regulations, we could be subject to criminal fines, civil penalties or other sanctions, including the termination of our Medicare Advantage contracts.  In addition, maintaining compliance with such laws and regulations as they change may, in some cases, entail substantial direct costs.

Under CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts beginning in 2015 based solely on the Star Ratings of our Medicare Advantage plans if their respective ratings do not achieve three or more stars (out of 5.0 stars) for three consecutive contract years.  See the subcaption Federal Regulation in Item 1 of this Annual Report on Form 10-K for detailed information of the Stars Ratings.  In the final call letter to Medicare Advantage organizations dated April 6, 2015, CMS stated that it would not delay contract terminations based on a plan’s Star Ratings.

CMS provides an increase to the rebate share in the bid from 50% to 65% when a program reaches 3.5 Stars, and to 70% when a plan reaches 4.5 Stars.  Also, a 5% quality bonus is provided to plans with Star Ratings of 4.0 or more.  As of December 31, 2020, TSA’s HMO plan achieved 4.0 Stars overall on a 5.0 Star rating system and TSA’s PPO plan achieved an overall rating of 3.5 Stars on a 5.0-Star rating system effective for product offerings in the year 2021.

The Company is subject, and will likely continue to be subject, to audits from CMS in connection with the Medicare Advantage contracts.  A CMS audit may review the effectiveness of multiple matters, including the performance of the benefit administration, coverage determinations, claims processing and payment, process of appeals and grievances, dismissals, oversight of agents and brokers, and enrollment process.  CMS may impose civil monetary penalties as a result of their findings or require changes to our business practices that may adversely affect our profitability.  CMS may also prevent us from subscribing new members or terminate any of our Medicare Advantage contracts if it determines that any of these plans have failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage program.  Compliance with CMS requirements may require us to divert resources that may affect the results of our operations and financial condition.  Any termination or nonrenewal of our Medicare Advantage plans would have a material adverse effect on our business and financial results.

We may be subject to government audits, regulatory proceedings or investigative actions, that, may find that our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable health care regulations.

Federal, Puerto Rico, and Costa Rica government authorities, including but not limited to the Commissioner of Insurance, ASES, CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.  In addition, CMS has the right to require Medicare Advantage plan sponsors such as ourselves to self-disclose instances of noncompliance, enter into a corrective action plan,  and/or hire an independent auditor to work in accordance with CMS specifications to validate if the deficiencies that were found during a CMS full or partial program audit have been corrected and provide CMS with a copy of their audit findings.  If, in the future, we are required by CMS to hire an independent auditor, such an audit would entail direct costs to us, in addition to potential penalties in the event of negative audit findings.  We may also become the subject of nonroutine regulatory or other investigations or proceedings brought by these or other authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged.  In addition, our regulatory compliance may also be challenged by private citizens under the whistleblower provisions of applicable laws.  The defense of any such challenge could result in substantial cost, diversion of resources, and a possible material adverse effect on our business.

An adverse action could result in one or more of the following:

•	Recoupment of amounts we have been paid pursuant to our government contracts;
•	Mandated changes in our business practices;
•	Imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;
•	Additional reporting requirements and oversight and mandated corrective action or remediation plans;
•	Loss or nonrenewal of our government contracts or loss of our ability to participate in Medicare or other federal or local governmental payer programs;
•	Damage to our reputation;
•	Increased difficulty in marketing our products and services;
•	Inability to obtain approval for future services or geographic expansions;
•	Loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service; and
•	Suspension of ability to subscribe members.

Our failure to maintain an effective corporate compliance program may increase our exposure to civil damages and penalties, criminal sanctions and administrative remedies, such as program exclusion, resulting from an adverse review.  Any adverse review, audit or investigation could reduce our revenue and profitability and otherwise adversely affect our operating results.

Effective prevention, detection and control systems are critical to maintaining regulatory compliance and preventing fraud. Failure of these systems could adversely affect the Company.

Failure to prevent, detect or control systems related to regulatory compliance or the failure of employees to comply with our internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.  Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority.  Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights.  The regulations and contractual requirements applicable to the Company are complex and subject to change.  In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank legislation and related regulations being adopted that enhance regulators’ enforcement powers and whistleblower incentives and protections, mean that the compliance efforts in this area will continue to require significant resources.

In addition, provider or member fraud that is not prevented or detected could impact our medical costs or those of our self-insured customers.  Further, during an economic downturn, our segments, including our Life Insurance and Property and Casualty segments may see increased fraudulent claims volume which may lead to additional costs because of increased disputed claims and litigation.

If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf; or if we fail to address emerging security threats, including cybersecurity threats, or fail to detect and prevent privacy and security incidents, including those related to cybersecurity, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers.  HIPAA regulations also provide access rights and other rights for health plan beneficiaries with respect to their health information.  These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information.  Health plans are also subject to beneficiary notification and remediation obligations in the event of an authorized use or disclosure of personal health information.  HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements.  Even though we provide for appropriate protections through our contracts with our third-party service providers and, in certain cases assess their security controls, we still have limited oversight or control over their actions and practices.

Our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents, security attacks and breaches, acts of vandalism or theft, computer viruses, coordinated attacks by activist entities, emerging cybersecurity risks, misplaced or lost data, programming and/or human errors or other similar events. Emerging and advanced security threats, including coordinated attacks, require additional layers of security that may disrupt or impact efficiency of operations.

Compliance with multiple and/or new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain our ability to manage our business model. In addition, HHS has expanded its HIPAA audit program to assess compliance efforts not only by covered entities, but also business associates.  Although we are not aware of HHS plans to audit any of our covered entities or business associates, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.  We are also subject to stricter breach notification requirements than those imposed on covered entities by virtue of HIPAA in terms of having to provide ASES with notice of a breach within 24 hours.  These and other regulatory aspects make compliance with applicable health information laws more difficult.  For these reasons, our total compliance costs may increase in the future.

Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business. This includes mandatory disclosure to the media, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

The revised rate calculation system for Medicare Advantage, the payment system for Medicare Part D, and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries.

Medicare Advantage managed care plans are paid based off a CMS-calculated benchmark amount, and plans submit competitive bids that reflect the costs they expect to incur in providing the base Medicare benefits.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the benchmark.  Medicare generally will rebate a portion of the amount by which the benchmark amount exceeded the accepted bid for certain plans. For plans achieving a Star rating of at least 3.5 Stars, the portion of the savings retained by the plan is higher.  For plans achieving a Star rating of at least 4 Stars, the starting benchmark amount from which the savings is computed is also higher (a quality bonus).  If the bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark, which could affect our ability to attract enrollees.  CMS reviews the methodology and assumptions used in bidding with respect to medical and administrative costs, profitability and other factors.  CMS could challenge such methodology or assumptions or seek to cap or limit plan profitability.  CMS also could administratively seek to implement certain methodological changes to the Medicare Advantage rate calculations that could result in functionally lower payment rates, and may have a material adverse effect on our revenue, financial position, results of operations or cash flow.

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

CMS’s risk-adjustment payment system and other Medicare Advantage funding pressures make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

CMS has implemented a risk-adjustment payment system for Medicare Advantage plans to improve the accuracy of payments and establish incentives for such plans to enroll and treat less healthy Medicare beneficiaries.  The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines.  We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. This is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts.  CMS adjusts premiums on two separate occasions on a retrospective basis.  The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year.  This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year.  CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year.  The data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlements occur, which may result in the refund of premiums to CMS.  The result of these audits could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our result of operations, financial position and cash flows.

CMS is making significant changes to the manner in which it determines risk-adjustment payments, including possible retroactive recoveries.  CMS introduced a new model for 2020 and continues to shift towards encounter-based risk scores (EDS).  As a result of the risk-adjustment process and CMS’s ability to modify the manner in which it applies such risk-adjustments, it is difficult to predict with certainty our future revenue or profitability.  In addition, our own risk scores for any period may result in favorable or unfavorable adjustment to payment from CMS and our Medicare payment revenue.

Finally, we generally rely on providers, including certain network providers who are not our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program.  Thus, our ability to meet our premium revenue estimates depends largely on the success of third-party efforts to collect and properly reflect medical data, including diagnosis codes that must be submitted with claims.  There is no assurance that our providers will be successful in accurately collecting such medical data and diagnosis codes and, to the extent their efforts are not successful, such failure may have a material adverse effect on our premium revenues.

ASES’s risk-adjustment payment system and payment structure, and its dependence on scarce or unavailable data, make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

ASES has implemented a risk-adjustment payment system for the Vital Program plan to reflect the differences in morbidity of enrolled members and differences in the regional cost of care.  The risk adjusted payment transfers are based on claims and encounter data that is submitted to ASES.  The risk-adjustment factors are based on a prospective model, whereby the data for the prior year is used to establish the risk-adjustment payments for the current year. For example, the risk scores are assigned to each member for the contract year ending October 31, 2019 using claims data for those members during the year ending October 31, 2018. We have been unable to develop reliable estimates for risk-adjusted premiums due to the lack of available data from prior periods which are the basis for risk scores. We were instructed of a final risk-adjustment transfer payment for the fiscal period ending October 31, 2019, but have not received any notification for the second fiscal period ending June 30, 2020. We have not recognized any expected risk-adjustment payment or receipt and the final risk-adjustment calculations may result in an unfavorable adjustment. ASES has not provided a timeline for the communication of the risk transfer payments.

Furthermore, the premium rates for the second contract year, which represents the period November 1, 2019 to June 30, 2020, will be adjusted by a morbidity factor that will reflect the change in the overall morbidity of the population from the base period (July 1, 2016 to June 30, 2017) and the contract year. This adjustment may result in unfavorable adjustment to payments from ASES and our Medicaid premium revenue.

ASES has additionally implemented a payment structure for the program that assigns members to one of 37 rate cells based on their age, gender, eligibility category and health conditions. Members assigned to High Cost High Needs (HCHN) rate cells receive premium payments that are much higher than those assigned based only on age and gender. If our enrollees are not assigned to the adequate rate cell, the premium we receive may not be sufficient to cover their utilization, particularly in the case of HCHN members.

Finally, ASES may recover premiums paid for non-eligible participants.  However, we are dependent on ASES, which is in turn dependent on the local Medicaid office, for eligibility data.  Historically, ASES has not received updated eligibility data from the local Medicaid office in a timely manner.  Therefore, if we are not provided with timely eligibility data and we bill ASES for non-eligible members, ASES could attempt to recoup premiums from us, which could have a significant impact on our consolidated premiums and profitability.

If our Medicare Advantage members enroll in another Medicare Advantage plan during the open enrollment season, they will be automatically disenrolled from our plan, possibly without our immediate knowledge.

Pursuant to the MMA, members enrolled in one insurer’s Medicare Advantage program will be automatically disenrolled from that program if they enroll in another insurer’s Medicare Advantage program.  If our members enroll in another insurer’s Medicare Advantage program, we may not discover that such member has been disenrolled from our program until we fail to receive reimbursement from CMS in respect of such member, which may occur sometime after the disenrollment.  Therefore, we may discover that a member has disenrolled from our program after we have already provided services to such individual.  Our profitability would be reduced as a result of such failure to receive payment from CMS, if we had made related payments to providers and were unable to recoup such payments from them.

Our insurance subsidiaries are subject to minimum capital requirements.  Our failure to meet these standards could expose us to regulatory actions.

Puerto Rico insurance laws and the regulations promulgated by the Commissioner of Insurance, among other things, impose minimum capital requirements on our insurance subsidiaries.  Although our insurance subsidiaries are currently in compliance with these requirements, there can be no assurance that we will continue to comply in the future.  Failure to maintain required levels of capital or to otherwise comply with the reporting requirements of the Commissioner of Insurance could subject our insurance subsidiaries to corrective actions, including involuntary rehabilitation or liquidation processes, or require us to provide financial assistance, either through subordinated loans or capital infusions, to ensure they maintain their minimum statutory capital requirements.

We are also subject to minimum capital requirements pursuant to our BCBSA license agreements.  See Risks Related to Our Business―The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.

Puerto Rico insurance laws and regulations, our license agreement with the BCBSA, and provisions of our Articles of incorporation and bylaws could delay, deter or prevent a takeover attempt that shareholders might consider to be in their best interests. It may also make it more difficult to replace members of our Board of Directors and have the effect of entrenching management.

Puerto Rico insurance laws and the regulations promulgated thereunder, in addition to our amended and restated Articles of Incorporations (Articles) and bylaws, may delay, defer, prevent or render more difficult a takeover attempt that our shareholders might consider to be in their best interests.  For instance, they may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context.  Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

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

Furthermore, change of control statutes that apply to insurance companies provide that no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of its issued and outstanding stock, or of the total issued and outstanding stock of an insurance holding company, without the prior approval of the Commissioner of Insurance.  We are also subject to change of control limitations pursuant to our BCBSA license agreements.  The BCBSA ownership limits restrict beneficial ownership of our voting capital stock to less than 10% for an institutional investor and less than 5% for a non-institutional investor, both as defined in our amended and restated Articles.  In addition, no person may beneficially own shares of our common stock or other equity securities, or a combination thereof, representing a 20% or more ownership interest, whether voting or non-voting, in our company.  This provision in our Articles cannot be changed without prior approval of the BCBSA and the vote of holders of at least 75% of our common stock.

These voting and other restrictions may operate to make it more difficult to replace members of our Board of Directors and may have the effect of entrenching management regardless of their performance.

General Risk Factors

The effectiveness of our Company’s strategy, our ability to align talent to our business needs and risks, and our ability to manage and safeguard our brand and reputation present overarching risks for our Company.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own a seven-story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot, which is mainly used by the Managed Care segment.  We also own a neighboring ten-story building located at 1451 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and an adjacent multi-level parking, as a well as the adjoining parking lot, of which six floors are currently leased. In the near future the Company expects to move its Corporate operations to this building. In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico, which is mainly used by the Property and Casualty segment.  We also own land and a multi-segment customer service center in the municipalities of Mayagüez and Ponce, Puerto Rico.  Through a health clinic we own land and a two-story medical facility in the municipality of Bayamón, Puerto Rico.  These properties are subject to liens under our credit facilities. We also own a two-story building located in the city of San José, Costa Rica, which is used by the Life Insurance segment.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.

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

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, U.S. Virgin Islands, Costa Rica, British Virgin Islands, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, U.S. Virgin Islands, Costa Rica, British Virgin Islands, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company’s compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.  For a description of our legal proceedings, see Note 25, Contingencies of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B common stock is listed on the NYSE under the trading symbol GTS.  The following table presents high and low sales prices of our Class B common stock for each quarter of the years ended December 31:
	High	Low
2020
First quarter	$19.45	$9.13
Second quarter	21.51	11.92
Third quarter	20.82	17.01
Fourth quarter	24.70	17.55
2019
First quarter	$26.46	$15.93
Second quarter	26.51	19.42
Third quarter	27.64	13.10
Fourth quarter	20.25	12.66

On February 18, 2021 the closing price of our Class B common stock on the NYSE was $23.15.

Prior to August 2019 we had Class A common stock that had no established public trading market.  During July 2019, our Board of Directors authorized and approved the conversion (Conversion) of our remaining issued and outstanding Class A shares into Class B common shares.  Effective August 7, 2019, all Class A holders of record received one Class B share for each Class A share held.  Upon the Conversion, all remaining outstanding Class A shares were automatically cancelled and extinguished, and we now maintain a single class of common shares.

Holders

As of February 18, 2021, there were 23,680,932 shares of Class B common Stock outstanding. The number of holders of our shares was approximately 4,000.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro-rata share of such dividends or other distributions as may be declared by our Board of Directors out of funds legally available therefore.

TSM’s ability to pay dividends to stockholders is dependent on the performance of its subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to TSM.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries.  Also, see Note 18, Stockholders’ Equity of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

During the year ended December 31, 2019, we issued 48,602 Class A shares of our common stock to the heirs of a former shareholder, as a result of a litigation settlement.  The issuance of these Class A shares entitled all Class B shareholders to certain anti-dilution rights; therefore, all holders of Class B shares at the close of business on July 26, 2019 (record date) received a share dividend of 0.051107 Class B shares for every Class B share they owned as of that time.  On August 6, 2019, the Company paid the Class B share dividend of $24.7 million.  Cash of $11 thousand was paid to shareholders in lieu of fractional shares.

Other than as described above, we did not declare any cash dividends during the two most recent fiscal years and do not expect to pay any cash dividends in the near future.  We currently intend to retain future earnings, if any, to finance operations and expand our business.  The ultimate decision to pay any dividend remains within the discretion of our Board of Directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual limitations and other considerations our Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

See Note 21, Share-Based Compensation, of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the price performance of our Class B common stock for the period from January 1, 2016 through December 31, 2020, with the price performance over such period of (i) the Standard and Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Standard & Poor’s 500 Managed Health Care Index (the S&P MHC Index).  The comparison assumes an investment of $100 on January 1, 2016 in each of our Class B common stock, the S&P 500 Index, and the S&P MHC Index.

The comparisons shown in the graph are based on historical data and the Company cautions that the stock price in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our Class B common stock.  Information used in the preparation of the graph was obtained from Bloomberg; a source we believe to be reliable; however, the Company is not responsible for any errors or omissions in such information.

Ticker	Name	1/4/2016	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
GTS US Equity	TRIPLE-S MANAGEMENT CORP	100.00	92.70	111.29	77.88	87.03	100.50
SPX Index	S&P 500 INDEX	100.00	111.24	132.84	124.55	160.52	186.62
S5MANH Index	S&P MHC Index	100.00	118.29	168.48	184.73	219.08	250.49

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1, 2020 to October 31, 2020	-	$-	-	$-
November 1, 2020 to November 30, 2020	446	23.62	-	-
December 1, 2020 to December 31, 2020	-	-	-	-

(1) Represents shares repurchased and retired as the result of non-cash tax witholdings upon vesting of shares of participants under the Company’s equity compensation plans.  In November 2020, 446 shares were repurchased and retired as the result of non-cash tax witholdings upon vesting of shares.

(2) In August 2017 the Company’s Board of Directors authorized a $30.0 million Share Repurchase Program of its Class B common stock. In October 2019 the Company’s Board of Directors authorized an expansion to this repurchase program, effective November 2019, increasing its remaining balance up to a total of $25.0 million. This program was completed in May 2020.

Item 6.          Selected Financial Data

Statement of Earnings Data
	2020	2019	2018	2017	2016

(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$3,605.5	$3,252.9	$2,938.6	$2,826.9	$2,890.6
Administrative service fees	12.6	9.9	14.7	16.5	17.9
Net investment income	57.5	62.0	61.9	51.6	48.9
Other operating revenues	9.0	8.6	5.8	3.7	3.5
Total operating revenues	3,684.6	3,333.4	3,021.0	2,898.7	2,960.9
Net realized investments gains	0.6	5.8	0.3	10.8	17.4
Net unrealized investment gains (losses) on equity investments	7.6	32.2	(36.5)	-	-
Other income, net	9.6	4.2	11.3	6.6	6.5
Total revenues	3,702.4	3,375.6	2,996.1	2,916.1	2,984.8
Benefits and expenses:
Claims incurred	2,946.8	2,666.3	2,527.6	2,353.1	2,472.2
Operating expenses	655.9	569.4	554.7	477.2	493.9
Total operating costs	3,602.7	3,235.7	3,082.3	2,830.3	2,966.1
Interest expense	8.0	7.6	6.9	6.8	7.6
Total benefits and expenses	3,610.7	3,243.3	3,089.2	2,837.1	2,973.7
Income (loss) before taxes	91.7	132.3	(93.1)	79.0	11.1
Income tax expense (benefit)	24.5	39.4	(29.8)	24.5	(6.3)
Net income (loss)	67.2	92.9	(63.3)	54.5	17.4
Net loss attributable to non-controlling interest	-	-	-	-	-
Net income (loss) attributable to TSM	$67.2	$92.9	$(63.3)	$54.5	$17.4
Basic net income (loss) per share (1):	$2.90	$3.98	$(2.76)	$2.27	$0.71

Diluted net income (loss) per share:	$2.88	$3.97	$(2.76)	$2.26	$0.71

Balance Sheet Data
	2020	2019	2018	2017	2016

Years ended December 31,
Cash and cash equivalents	$111.0	$109.8	$117.5	$198.9	$103.4

Total assets	$3,088.4	$2,818.8	$2,766.5	$3,116.8	$2,219.0

Long-term borrowings	$52.8	$25.7	$28.9	$32.1	$35.1

Total stockholders’ equity	$968.2	$943.9	$821.9	$913.4	$863.2

Additional Managed Care Data (2)
	2020	2019	2018	2017	2016

Years ended December 31,
Medical loss ratio	84.5%	84.6%	84.5%	85.6%	88.6%

Operating expense ratio	15.4%	14.5%	16.0%	13.6%	14.0%

Medical membership (period end)	978,773	923,923	876,268	977,939	1,017,372

(1)
Further details of the calculation of basic and diluted earnings per share are set forth in Notes 2 and 22 of the audited Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018.

(2)	Does not reflect inter-segment eliminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2020 and 2019, and consolidated results of operations for 2020, 2019 and 2018.  References to the terms “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:
Executive Summary	61
Overview details	61
Membership	64
Results of Operations	65
Consolidated Operating Results	65
Managed Care Segment Operating Results	67
Life Insurance Segment Operating Results	70
Property and Casualty Segment Operating Results	71
Liquidity and Capital Resources	72
Critical Accounting Estimates	78
Recently Issued Accounting Standards	87

Executive Summary

Key developments in our business during 2020 are described below:

•
Net income for the year was $67.2 million, a decrease from a net income of $92.9 million for the prior year. The decrease in net income primarily reflects the recognition of a $32 million contingency reserve related to a legal proceeding in our Managed Care segment (see Note 25, Contingencies, of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and the impact of lower net unrealized gains on equity investments.

•	Consolidated premiums earned, net increased 10.8% year over year, to $3.6 billion, primarily reflecting an increase in membership and higher average premium rates within the Managed Care segment.

•
Consolidated claims incurred for the year were $2.9 billion, up 10.5% over last year, mostly reflecting higher claims incurred in the Managed Care segment by $279.1 million mostly driven by higher enrollment.  The consolidated loss ratio decreased 30 basis points, to 81.7%.  The Managed Care segment’s MLR was to 84.5%, down 10 basis points year over year.

•	Consolidated operating expenses for the year were $655.9 million and the operating expense ratio was 18.1%, 60 basis points higher than last year mostly driven by the return of the HIP fee.

Overview details

Triple-S is a health services company and one of the top players in the Puerto Rico health care industry. With more than 60 years of experience, we are the premier health care brand and serve more people through the most attractive provider networks on the island. We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the USVI, Costa Rica, the BVI, and Anguilla, and we offer a broad portfolio of managed care and related products in the Commercial, Medicare Advantage and Medicaid markets. In the Commercial market, we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. We also participate in the Government of Puerto Rico Health Insurance Plan, a government of Puerto Rico and U.S. federal government funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S. (Medicaid or the Government health plan).

Our commitment to our valued customers and provider partners  ̶  backed by our heritage of excellent care, access and service  ̶  has positioned Triple-S for continued growth in the health care arena. Our progressive use of technology and clinical data, partnerships with care providers and initial investments in ambulatory and primary care assets are a strong foundation for differentiation and growth through the development of an integrated delivery system over the next several years. We believe continued investment and focus on delivering an excellent health care experience and great service, coupled with health management programs that improve outcomes and quality of life while reducing the total cost of care, will separate Triple-S from our competition and strengthen the financial performance of our business well into the future.

We participate in the managed care market through our subsidiaries, TSS, TSA, and TSB. TSS, TSA and TSB are BCBS licensees. As of December 31, 2020, we served approximately 979,000 managed care members across all regions of Puerto Rico.

Triple-S is also a well-known brand in the life insurance and property and casualty insurance markets, with a significant share in each. We participate in the life insurance market through our subsidiary TSV, and in the property and casualty insurance market through our subsidiary, TSP.

The Commissioner of Insurance of the Government of Puerto recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws, and for determining whether its financial condition warrants the payment of a dividend to its stockholders.  No consideration is given by the Commissioner of Insurance of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) in making such determinations.  See Note 26, Statutory Accounting of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the numbers presented in this Annual Report on Form 10-K do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income.  The following table shows Premiums Earned, Net and Administrative Service Fees and Operating Income for each segment, as well as the intersegment premiums earned, service revenues and other intersegment transactions, which are eliminated in the consolidated results:

	Years ended December 31,
(Dollar amounts in millions)	2020	2019	2018

Premiums earned, net:
Managed care	$3,322.3	$2,987.5	$2,689.1
Life insurance	196.0	182.2	168.6
Property and casualty insurance	92.0	87.7	83.5
Intersegment premiums earned	(4.8)	(4.5)	(2.6)
Consolidated premiums earned, net	$3,605.5	$3,252.9	$2,938.6

Administrative service fees:
Managed care	$13.0	$14.3	$19.1
Intersegment administrative service fees	(0.4)	(4.4)	(4.4)
Consolidated administrative service fees	$12.6	$9.9	$14.7

Operating income (loss):
Managed care	$38.3	$61.9	$26.5
Life insurance	27.8	21.9	19.9
Property and casualty insurance	19.8	14.5	(110.1)
Intersegment and other	(4.0)	(0.6)	2.4
Consolidated operating income (loss)	$81.9	$97.7	$(61.3)

Revenue

General.    Our revenue consists primarily of (i) premium revenue generated from our Managed Care segment, (ii) administrative service fees received for Managed Care services provided to self-insured employers, (iii) premiums we generate from our Life Insurance and Property and Casualty segments and (iv) investment income.

Premium Revenue.    Our revenue primarily consists of premiums earned from the sale of managed care products to the Commercial, Medicare Advantage and Medicaid sectors.  We receive a monthly payment from or on behalf of each member enrolled in our managed care plans (excluding ASO).  We recognize all premium revenue in our Managed Care segment during the month in which we are obligated to provide services to an enrolled member.  Premiums we receive in advance of that date are recorded as unearned premiums. See Note 2, Significant Accounting Policies – Revenue Recognition – of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Administrative Service Fees.    Administrative service fees include amounts paid to us for administrative services provided to self-insured contracts.  We provide a range of customer services pursuant to our ASO contracts, including claims administration, billing, access to our provider networks and membership services.  Administrative service fees are recognized in the month in which services are provided.

Investment Income.    Investment income consists of interest and dividend income from investment securities. See Note 5, Net Investment Income of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Other Operating Revenues.    Other operating revenues primarily consist of revenues generated by the health clinics reporting unit.

Expenses

Claims Incurred.    Our largest expense is the Managed Care segment’s medical claims incurred, or the cost of medical services we arrange for our members.  Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals, pharmacies and other service providers, and to policyholders.  We generally pay our providers on one of three forms: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitation arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a PMPM payment and share the risk of certain medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios.  Claims incurred also include claims incurred in our Life Insurance and Property and Casualty segments.  Each segment’s results of operations depend to a significant extent on our ability to accurately predict and effectively manage claims and losses.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.

The MLR, which is calculated by dividing managed care Claims Incurred by managed care Premiums Earned, Net is one of our primary management tools for measuring these costs and their impact on our profitability.  The MLR is affected by the cost and utilization of services.  The cost of services is affected by many factors, in particular our ability to negotiate competitive rates with our providers.  The cost of services is also influenced by inflation and new medical discoveries, including new prescription drugs, therapies and diagnostic procedures.  Utilization rates, which reflect the extent to which beneficiaries utilize health care services, significantly influence our medical costs.  The level of utilization of services depends in large part on the age, health and lifestyle of our members, among other factors.  As the MLR is the ratio of Claims Incurred to Premiums Earned, Net, it is affected not only by our ability to contain cost trends but also by our ability to increase premium rates to levels consistent with or above medical cost trends.  We use MLRs both to monitor our management of health care costs and to make various business decisions, including what plans or benefits to offer and our selection of health care providers.

Operating Expenses.    Operating expenses include commissions to external brokers, general and administrative expenses, cost containment expenses such as case and disease management programs, and depreciation and amortization.  The operating expense ratio is calculated by dividing Operating Expenses by Premiums Earned, Net, plus administrative service fees.  A significant portion of our operating expenses are fixed costs.  Accordingly, it is important that we maintain a certain level of business volume in order to compensate for the fixed costs.  Significant changes in our volume of business will affect our operating expense ratio and results of operations.  We also have variable costs, which vary in proportion to changes in business volume.

Membership

Our results of operations depend in large part on our ability to maintain or grow our membership.  In addition to driving revenues, membership growth is necessary to successfully introduce new products, maintain an extensive network of providers and achieve economies of scale.  Our ability to maintain or grow our membership is affected principally by the competitive environment, the economy and general market conditions.

The following table sets forth selected membership data as of the dates set forth below:
		As of December 31,
	2020	2019	2018

Commercial (1)	419,658	440,669	449,047
Medicare	137,092	127,789	108,605
Medicaid	422,023	355,465	318,616
Total	978,773	923,923	876,268

(1) Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, federal government employees and local government employees.

Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2020, 2019, and 2018.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2020	2019	2018

Years ended December 31,
Revenues:
Premiums earned, net	$3,605.5	$3,252.9	$2,938.6
Administrative service fees	12.6	9.9	14.7
Net investment income	57.5	62.0	61.9
Other operating revenues	9.0	8.6	5.8
Total operating revenues	3,684.6	3,333.4	3,021.0
Net realized investment gains	0.6	5.8	0.3
Net unrealized investment gains (losses) on equity investments	7.6	32.2	(36.5)
Other income, net	9.6	4.2	11.3
Total revenues	3,702.4	3,375.6	2,996.1
Benefits and expenses:
Claims incurred	2,946.8	2,666.3	2,527.6
Operating expenses	655.9	569.4	554.7
Total operating costs	3,602.7	3,235.7	3,082.3
Interest expense	8.0	7.6	6.9
Total benefits and expenses	3,610.7	3,243.3	3,089.2
Income (loss) before taxes	91.7	132.3	(93.1)
Income tax expense (benefit)	24.5	39.4	(29.8)
Net income (loss) attributable to TSM	$67.2	$92.9	$(63.3)

Year Ended December 31, 2020 Compared With the Year Ended December 31, 2019

Premiums Earned, Net

Consolidated premiums earned, net increased by $352.6 million, or 10.8%, to $3.6 billion during the year ended December 31, 2020.  This increase primarily reflects higher premiums earned, net in the Managed Care segment by $334.8 million due to higher average premium rates and fully insured member months across all Managed Care businesses.

Net Unrealized Investment Gains on Equity Investments

The $7.6 million in consolidated net unrealized investment gains on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $280.5 million, or 10.5%, to $2.9 billion, during the year ended December 31, 2020 mostly due to the increase in membership.  The consolidated loss ratio decreased 30 basis points, to 81.7%, from the prior year, mostly reflecting lower Managed Care utilization of services since mid-March as the result of the government-enforced lockdown during the COVID-19 pandemic and the effect in the MLR of the reinstatement of the HIP fee pass-through in 2020. These decreases were partially offset by the increased benefits in our 2020 Medicare product offering, unfavorable prior-period reserve development in the Managed Care segment and $5.0 million of earthquake losses recorded by the Property and Casualty segment.

Following the government-enforced lockdown related to the COVID-19 pandemic in mid-March, we saw a decrease in utilization of Managed Care services as members and providers deferred non-emergent or elective health services.  While this trend has caused, and may continue to cause, a short-term decrease in our claim costs, we experienced an increase in these costs during the second half of the year, that affected our medical cost trends as the demand for deferred non-emergent or elective health services resumed.  The access to and demand for care was most constrained from mid-March through April, and began to recover in late May, gradually increasing to expected levels in the fourth quarter.

Operating Expenses

Consolidated operating expenses increased by $86.5 million, or 15.2%, to $655.9 billion. The increase in operating expenses mostly resulted from the reinstatement of the HIP fee in 2020 of $55.5 million, the recognition of a $32.0 million contingency reserve related to a legal proceeding in our Managed Care segment (see Note 25, Contingencies of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), higher amortization of deferred acquisition costs and higher business promotion expenses, mainly related to COVID-19 relief efforts.  These increases were partially offset by lower professional fees and provision for doubtful accounts. The consolidated operating expense ratio increased 60 basis points, to 18.1%.

Income Taxes

Consolidated income tax expense for the year ended December 31, 2020 decreased by $14.9 million, to $24.5 million, primarily reflecting a lower taxable income in all segments in 2020.

Year Ended December 31, 2019 Compared With the Year Ended December 31, 2018

Premiums Earned, Net

Premiums earned, net increased by $314.3 million, or 10.7%, to $3.3 billion.  This increase primarily reflects higher premiums in the Managed Care segment by $298.4 million.  The growth in managed care premiums reflects higher average premium rates across all lines of business and an increase in Medicare and Commercial fully insured membership.  The increase was partially offset by lower Medicaid membership.

Net Unrealized Investment Gains on Equity Investments

The $32.2 million in consolidated net unrealized investment gains on equity investments reflects the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $138.7 million, or 5.5%, to $2.7 billion, mostly driven by an increase in the claims incurred in the Managed Care segment of $254.2 million, partially offset by lower claims incurred in the Property and Casualty segment of $128.7 million.  The increase in Managed Care claims primarily reflects higher Medicare and Commercial fully insured enrollment, offset in part by the decrease in Medicaid membership.  The decrease in claims incurred in the Property and Casualty segment was due to prior year losses related to hurricane Maria.  The consolidated loss ratio decreased by 400 basis points to 82.0%.

Operating Expenses

Consolidated operating expenses increased by $14.7 million, or 2.7%, to $569.4 million.  The higher operating expenses are mostly the result of higher personnel costs, provision for bad debts, and commission expense; partially offset by the waiver of the 2019 HIP Fee.  The consolidated expense ratio decreased 130 basis points to 17.5%.

Income taxes

Consolidated income tax expense for the year ended December 31, 2019 was $39.4 million, compared to a benefit of $29.8 million in 2018.  The year over year change in income taxes primarily reflects higher taxable income in all segments and the 2018 loss before taxes in the Property and Casualty segment.

Managed Care Segment Operating Results

We offer our products in the Managed Care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare Advantage and Medicaid.  For the year ended December 31, 2020, the Commercial, Medicare and Medicaid sectors represented 22.6%, 43.1%, and 26.4% of our consolidated premiums earned, net, respectively.

(Dollar amounts in millions)	2020	2019	2018

Operating revenues:
Medical premiums earned, net:
Commercial	$815.6	$801.2	$782.8
Medicare	1,553.5	1,408.0	1,130.3
Medicaid	953.2	778.3	776.0
Medical premiums earned, net	3,322.3	2,987.5	2,689.1
Administrative service fees	13.0	14.3	19.1
Net investment income	20.8	23.5	23.8
Total operating revenues	3,356.1	3,025.3	2,732.0
Medical operating costs:
Medical claims incurred	2,805.7	2,526.7	2,272.5
Medical operating expenses	512.1	436.7	433.0
Total medical operating costs	3,317.8	2,963.4	2,705.5
Medical operating income	$38.3	$61.9	$26.5
Additional data:
Member months enrollment:
Commercial:
Fully insured	3,882,185	3,844,106	3,775,441
Self-funded	1,285,366	1,426,353	1,732,219
Total Commercial member months	5,167,551	5,270,459	5,507,660
Medicare member months	1,631,059	1,540,476	1,337,061
Medicaid member months	4,515,196	4,257,181	4,555,702
Total member months	11,313,806	11,068,116	11,400,423
Medical loss ratio	84.5%	84.6%	84.5%
Operating expense ratio	15.4%	14.5%	16.0%

Year Ended December 31, 2020 Compared With the Year Ended December 31, 2019

Medical Premiums Earned, Net

Medical premiums earned increased by $334.8 million, or 11.2%, to $3.3 billion. This increase is principally the result of the following:

•
Premiums generated by the Medicare business increased by $145.5 million, or 10.3%, to $1.6 billion, mostly due to higher average premium rates, reflecting an increase in the CMS benchmark, and higher member months enrollment by approximately 91,000.

•
Premiums generated by the Medicaid business increased by $174.9 million, or 22.5%, to $953.2 million, primarily reflecting higher average premium rates following the premium rates increases that became effective on November 1, 2019, May 1, 2020 and July 1, 2020, an increase in enrollment of approximately 258,000 member months, the reinstatement of the HIP fee pass-through in 2020, and a profit-sharing accrual recorded in 2019.

•
Premiums generated by the Commercial business increased by $14.4 million, or 1.8%, to $815.6 million.  This fluctuation primarily reflects higher fully insured enrollment during the year by approximately 38,000 member months and higher average premium rates, mostly due to the reinstatement of the HIP fee pass-through in 2020.

Medical Claims Incurred

Managed Care claims incurred increased by $279.0 million, or 11.0%, to $2.8 billion when compared to the year ended December 31, 2019.  The MLR of the segment decreased 10 basis points during 2020, to 84.5%. This fluctuation is primarily attributed to the net effect of the following:

•
Claims incurred in the Medicare business increased by $132.2 million, or 11.8%, during the 2020 period and its MLR increased 110 basis points, to 80.9%.  The increase in claims incurred is due to higher member months, improved benefits in product offerings, and unfavorable prior-period reserve development, partially offset by lower utilization of services as the result of the government-enforced lockdown during the COVID-19 pandemic.

•
Claims incurred in the Medicaid business increased by $162.0 million, or 21.8%, during 2020 and its MLR decreased 50 basis points, to 94.9%. The increase in claim cost is due to higher member months, and unfavorable prior-period reserve development in the 2020 period. Lower MLR, reflected higher premium rates and the reinstatement of the HIP fee pass-through in 2020. In addition, the 2020 MLR reflects lower utilization of services as the result of the government-enforced lockdown during the COVID-19 pandemic.

•
Claims incurred in the Commercial business decreased by $15.1 million, or 2.3%, during 2020 and its MLR decreased 330 basis points, to 79.1%. These decreases mostly result from lower utilization related to the COVID-19 lockdown, partially offset by the higher fully insured enrollment and an unfavorable change in prior-period reserve developments when compared to the 2019 period.  In addition, the lower MLR was impacted by the reinstatement of the HIP fee pass-through in 2020.

Medical Operating Expenses

Managed Care operating expenses increased by $75.4 million, or 17.3%, to $512.1 million. The operating expense ratio increased 90 basis points, to 15.4% in 2020. The higher operating expenses mostly resulted from the reinstatement in 2020 of the HIP fee of $55.5 million, the recognition of $32.0 million as a contingency reserve related to a legal proceeding (see Note 25, Contingencies of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), and expenses related to providing much-needed assistance to seniors to help them manage through the COVID-19 pandemic, offset in part by a decrease in the provision for doubtful accounts and professional fees.

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

•
Medical premiums generated by the Commercial business increased by $18.4 million, or 2.4%, to $801.2 million.  This fluctuation primarily reflects higher fully insured member months during the year by approximately 69,000 member months and higher average premium rates, offset in part by $12.1 million related to the suspension of the HIP fee pass-through in 2019.

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

•
The medical claims incurred of the Medicaid business increased by $55.5 million, or 8.1%, during the 2019 period. The MLR at 95.4% was 690 basis points higher than the same period last year.  The increased MLR reflects the higher required target MLR of the current Medicaid contract, the impact of the elimination of the HIP fee pass-through in 2019, and a timing difference in the recognition of member acuity in premiums.  The current Medicaid contract requires a minimum MLR of 92%, including allocation of health care quality improvements expenses.

•
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

Life Insurance Segment Operating Results

(Dollar amounts in millions)	2020	2019	2018

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums earned	$205.9	$188.4	$175.3
Assumed earned premiums	0.1	2.1	2.1
Ceded premiums earned	(10.0)	(8.3)	(8.8)
Premiums earned, net	196.0	182.2	168.6
Net investment income	27.3	27.3	25.6
Total operating revenues	223.3	209.5	194.2
Operating costs:
Policy benefits and claims incurred	107.2	105.9	99.0
Underwriting and other expenses	88.3	81.7	75.3
Total operating costs	195.5	187.6	174.3
Operating income	$27.8	$21.9	$19.9

Additional data:
Loss ratio	54.7%	58.1%	58.7%
Expense ratio	45.1%	44.8%	44.7%

Year Ended December 31, 2020 Compared With the Year Ended December 31, 2019

Operating Revenues

Premiums earned, net increased by $13.8 million, or 7.6%, to $196.0 million, mainly as the result of higher sales across all lines of business, mainly in the Individual Life, Cancer and Group lines of business, and the acquisition of an insurance portfolio during the second quarter of 2020.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $1.3 million, or 1.2%, to $107.2 million, mostly as the result of higher actuarial reserves following portfolio growth offset in part by a slowdown in claim trends in the Cancer and Accidental Death lines of business due to the COVID-19 lockdown. The segment’s loss ratio decreased 340 basis points, to 54.7%.

Underwriting and Other Expenses

Underwriting and other expenses increased $6.6 million, or 8.1%, to $88.3 million, mostly reflecting higher amortization of deferred acquisition costs as a result of higher lapses during the COVID-19 lockdown. The segment’s operating expense ratio increased 30 basis points to 45.1%.

Year Ended December 31, 2019 Compared With the Year Ended December 31, 2018

Operating Revenues

Premiums earned, net increased by $13.6 million, or 8.1% to $182.2 million, mainly as the result of higher sales and improved policy retention in the Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $6.9 million, or 7.0%, to $105.9 million, mostly resulting from higher volume of sales and actuarial reserves following improved portfolio persistency during 2019.  The segment’s loss ratio decreased 60 basis points, to 58.1%.

Underwriting and Other Expenses

Underwriting and other expenses increased by $6.4 million, or 8.5%, to $81.7 million mostly resulting from higher commission expense reflecting the segment’s higher volume of business and improved portfolio persistency.  As a result, the segment’s operating expense ratio increased 10 basis points, to 44.8%.

Property and Casualty Segment Operating Results

(Dollar amounts in millions)	2020	2019	2018

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$157.9	$150.5	$139.8
Premiums ceded	(61.1)	(52.3)	(60.4)
Change in unearned premiums	(4.8)	(10.5)	4.1
Premiums earned, net	92.0	87.7	83.5
Net investment income	9.0	9.8	10.8
Total operating revenues	101.0	97.5	94.3
Operating costs:
Claims incurred	35.1	39.6	159.9
Underwriting and other operating expenses	46.0	43.4	44.5
Total operating costs	81.1	83.0	204.4
Operating income (loss)	$19.9	$14.5	$(110.1)

Additional data:
Loss ratio	38.2%	45.2%	191.5%
Expense ratio	50.0%	49.5%	53.3%

Year Ended December 31, 2020 Compared With the Year Ended December 31, 2019

Operating Revenues

Total premiums written increased by $7.4 million, or 4.9%, to $157.9 million, mostly driven by higher premiums, particularly in Commercial Auto, Commercial Package and Personal Package products.

The premiums ceded to reinsurers increased by $8.8 million, or 16.8%, mostly due to approximately $3.0 million of reinsurance reinstatement premiums following losses recorded after the earthquakes in the southwest region of Puerto Rico in January 2020, as well as higher premiums written.

The lower change in unearned premiums had a favorable impact on premiums earned of $5.7 million when compared to prior year, mostly reflecting higher premiums written and the effect of changes in the current year’s reinsurance program.

Claims Incurred

Claims incurred decreased by $4.5 million, or 11.4%, to $35.1 million because of better loss experience in the segment’s on-going business from the effects of the COVID-19 measures and lockdown, partially offset by the recognition of $5.0 million of earthquake losses after the January 2020 events. As a result, the loss ratio decreased by 700 basis points, to 38.2% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $2.6 million, or 6.0%, to $46.0 million, mostly because of higher net commission expense following the increase in net premiums earned. Current year net commission expense is affected by a lower capitalization of deferred acquisition costs. The operating expense ratio was 50.0%, 50 basis points higher than prior year.

Year Ended December 31, 2019 Compared With the Year Ended December 31, 2018

Operating Revenues

Total premiums written increased by $10.7 million, or 7.7%, to $150.5 million, driven by higher volume of Commercial and Personal Package, Commercial Auto and Commercial Liability products.  This increase in volume was offset by lower sales of Commercial Property products, mostly resulting from the selective and disciplined underwriting of Commercial risks.

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

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(Dollar amounts in millions)	2020	2019	2018
Sources (uses) of cash:
Cash provided by (used in) operating activities	$257.8	$(16.8)	$7.5
Net purchases of investment securities	(186.4)	(4.7)	(12.6)
Net capital expenditures	(57.9)	(20.8)	(19.8)
Capital contribution to equity method investees	(8.2)	(11.4)	-
Proceeds from long-term borrowings	30.8	-	-
Payments of long-term borrowings	(3.9)	(3.2)	(3.2)
Proceeds from policyholder deposits	25.7	28.9	18.5
Surrenders of policyholder deposits	(15.1)	(19.9)	(26.7)
Repurchase and retirement of common stock	(15.0)	(10.0)	(22.4)
Net change in short-term borrowings	(24.0)	54.0	-
Other	(2.6)	(3.8)	(22.7)
Net increase (decrease) in cash and cash equivalents	$1.2	$(7.7)	$(81.4)

Year Ended December 31, 2020 Compared With the Year Ended December 31, 2019

The increase of approximately $274.6 million in net cash provided by operating activities is mostly the result of higher premium collections due to the growth in volume of business, a reduction in account receivable and an increase in accounts payable, partially offset by higher claims paid, due to increased volume of business, cash paid to suppliers, employees and income taxes.

Net purchases from investment securities are part of our asset/liability management strategy.

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement (the Loan) with a commercial bank in Puerto Rico. The proceeds of the Loan were used by the Company to partially finance the acquisition of a building (the Building), which is included in Capital Expenditures in the Statement of Cash Flows.  For further details, see Note 13, Borrowing of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The increase in capital contribution reflects capital contributions in exchange for a participation in equity method investees.

The net change in short-term borrowings represents the repayment of short-term facilities available to address timing differences between cash receipts and disbursements.

In August 2017, the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program. In October 2019, the Company’s Board of Directors authorized an additional expansion to this program increasing its remaining balance up to a total of $25.0 million, effective November 2019. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2020, the Company repurchased and retired under this program 952,820 shares at an average per share price of $15.72, for an aggregate cost of $15.0 million, completing the amount available for repurchases under this program.

Year Ended December 31, 2019 Compared With the Year Ended December 31, 2018

Cash flows from operating activities decreased by $24.3 million during the year ended December 31, 2019, mostly due to higher claims paid by $296.6 million partially offset by an increase in premium collections of $223.6 million; both fluctuations reflected the increased volume in 2019.  In addition, cash paid to suppliers and employees decreased by $45.5 million when compared to the prior year.

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

Stock Repurchase Program

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status. See Note 19, Stock Repurchase Program of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Financing and Financing Capacity

Long-Term Borrowings

TSM has a $35.5 million credit agreement with a commercial bank in Puerto Rico.  The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million.  Term Loan A matures in October 2023, while Term Loans B and C mature in January 2024.  Term Loan A was used to refinance a previous $41.0 million secured loan payable with the same commercial bank.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and, (iii) 325 basis points over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  The Company was in compliance with these covenants as of December 31, 2020.

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

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement with a commercial bank in Puerto Rico. The proceeds were used by the Company to partially finance the acquisition of the Building. The Credit Agreement is guaranteed by a mortgage over the Building, a pledge of all collateral related to the Building and an assignment of the rents collected for the lease of office space in the Building. Approximately 64.25% of the acquired Building is currently leased to third parties. The Company expects to move within the next year some of its offices currently leased to third parties to the new Building and together with the leased space to fully occupy the new facilities. Pursuant to the Credit Agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Monthly interest payments commenced on July 1, 2020, and will continue to be paid each month until the principal of the Loan has been paid in full.

The Company may, at its option and at any time, upon notice as specified in the Credit Agreement, prepay prior to maturity, all or any part of the Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year, 1% during the third year and thereafter at par.

The Credit Agreement includes certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with these covenants as of December 31, 2020.

For further details, see Note 13, Borrowings of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Short-Term Facilities

We have several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the Federal Home Loan Bank of New York (FHLBNY), repurchase agreements, and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances.  The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY.  See Note 3, Investment in Securities of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  As of December 31, 2020 and 2019, the borrowing capacity was approximately $200.3 million and $131.1 million, respectively.  The outstanding balance as of December 31, 2020 and 2019 was $30.0 million and $54.0 million, respectively.  The average interest rate of the outstanding balances was 0.33% and 1.79% as of December 31, 2020 and 2019, respectively.

•
As of December 31, 2020, TSS has $35.0 million of available credit under repurchase agreements with broker-dealers, which are short-term borrowing facilities using securities as collateral.  There were no outstanding short-term borrowings under these facilities as of December 31, 2020.

•
TSA has a $10.0 million revolving loan agreement with a commercial bank in Puerto Rico.  This line of credit has an interest rate of 30-day LIBOR plus 250 basis points and contains certain financial and non-financial covenants that are customary for this type of facility.  This line of credit matures on June 30, 2021 and had no outstanding balance as of December 31, 2020.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Contractual Obligations

Our contractual obligations impact our short-and long-term liquidity and capital resource needs.  However, our future cash flow prospects cannot be reasonably assessed based solely on such obligations.  Future cash outflows, whether contractual or not, will vary based on our future needs.  While some cash outflows are completely fixed (such as commitments to repay principal and interest on borrowings), most are dependent on future events (such as the payout pattern of claim liabilities which have been incurred but not reported).

The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, but excludes an estimate of the future cash outflows related to the following:

•
Alternative investments – The Company has $52.6 million of unfunded capital commitments related to alternative investments.  These commitments were excluded from this disclosure due to the undetermined timing of their cash flows.

•
Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow.  As of December 31, 2020, we had $97.5 million in unearned premiums.

•
Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain.  There are currently no significant policyholder deposits in paying status.  As of December 31, 2020, our policyholder deposits had a carrying amount of $206.1 million.

•
Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $199.8 million of other long-term liabilities are not reflected in the following table, consisting of $139.6 million of liability for pension benefits, $45.1 million in liabilities to the Federal Employees’ Health Benefits Plan Program and $15.1 million in deferred tax liabilities.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter

Borrowings (1)	$90.5	$36.3	$6.1	$6.5	$15.4	$26.2	$-
Operating leases	15.1	4.0	3.4	2.3	1.9	0.7	2.8
Purchase obligations (2)	300.4	291.8	5.1	2.7	0.6	0.1	0.1
Claim liabilities (3)	640.9	520.3	87.2	14.6	7.2	3.7	7.9
Estimated obligation for future policy benefits (4)	759.3	149.9	134.2	126.6	119.6	112.8	116.2
	$1,806.2	$1,002.3	$236.0	$152.7	$144.7	$143.5	$127.0

(1)
As of December 31, 2020, our long-term borrowings consist of credit agreements with commercial banks in Puerto Rico.  Short-term borrowings represent the outstanding balance of short-term facilities available to address timing differences between cash receipts and disbursements.  See the “Financing and Financing Capacity” section for additional information regarding our borrowings

(2)
Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction.  Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above.  Estimated pension plan contributions amounting to $10.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)
Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses.  This amount does not include an estimate of claims to be incurred subsequent to December 31, 2020.  The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future.  Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $344.0 million of reserves had been ceded at December 31, 2020.

(4)
Our Life Insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy.  We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns.  The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type.  All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2020 and are gross of any reinsurance recoverable.  The $759.3 million total estimated cash flows for all years in the table is different from the Liability of Future Policy Benefits of $415.0 million included in our Consolidated Financial Statements principally due to the time value of money.  Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance.  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM.  As of December 31, 2020, our insurance subsidiaries were in compliance with such minimum capital requirements.  Please refer to Item 1. Business – Capital and Reserve Requirements.

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

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS, TSA, and TSB to comply with certain specified levels of RBC.  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2020, TSM and TSS estimated RBC ratio was above the 375% minimum BCBSA RBC requirement to avoid monitoring.  At December 31, 2020, TSA estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

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

Given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows.  For a description of our legal proceedings, see Note 25, Contingencies, of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Guarantee Associations and Other Regulatory Commitments

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  In 2019, two local property and casualty insurance companies entered a liquidation process; accordingly, the property and casualty guarantee fund initiated the process to settle unpaid claims and return unearned premiums of the insolvent insurers.  In December 2019, the guarantee fund determined and imposed an assessment to cover claims and return premiums, payable in two installments during 2020 based on premiums written in 2018.  TSP’s share in this assesment was $912 thousand.  Annual assessments are limited to 2% of direct premiums written, as defined.  TSP accrued $716 thousand to cover its estimate of assessments based in premiums written in 2019 and loss data made available by the guaranty fund.  In accordance with insurance laws and regulations, assessments are recoverable through policy surcharges upon the approval by the Commissioner of Insurance.  During 2018, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our Property and Casualty subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the Property and Casualty segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2020, 2019, and 2018, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.  In December 2018, SIMED declared a distribution to its members; the TSP’s share of this distribution was $2.9 million, which is presented with Other Income in the accompanying Consolidated Statement of Earnings.

In addition, our Property and Casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2020, 2019 and 2018, the Association distributed to the Company $0.2 million each year, respectively, based on the good experience of the business.  In June 2017, the Association declared a special dividend of $70.0 million as authorized by a recent amendment to the Act creating the Association.  The distribution was subject to a unique and special tax rate of 50%.  The dividend was paid net of its related tax in December 2018.  The share of the Property and Casualty segment in this distribution was $2.4 million.

The Property and Casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $1 thousand, $10 thousand, and $9 thousand in 2020, 2019 and 2018, respectively.

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2020 were as follows:

(Dollar amounts in millions)

Managed care	$444.4
Property and casualty insurance	292.8
Life insurance	49.9
Consolidated	$787.1

Management continually evaluates the potential impact of changes in the factors considered for its claim liabilities estimates, both positive and negative, and uses the results of these evaluations to adjust recorded claim liabilities and underwriting criteria.  Our profitability depends in large part on our ability to accurately predict and effectively manage the amount of claims incurred, particularly those of the Managed Care segment and the losses arising from the Life Insurance and Property and Casualty segments.  Management regularly reviews its premiums and benefits structure to reflect our underlying claims experience and revised actuarial data; however, several factors could adversely affect our underwriting results.  Some of these factors are beyond management’s control and could adversely affect its ability to accurately predict and effectively control claims incurred.  Examples of such factors include changes in health practices, economic conditions, change in utilization trends including those caused by epidemic conditions, health care costs, the advent of natural disasters and malpractice litigation.  Costs in excess of those anticipated could have a material adverse effect on our results of operations.

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2020, claim liabilities for the Managed Care segment amounted to $444.4 million and represented 56.5% of our total consolidated claim liabilities and 21.0% of our total consolidated liabilities.

Claim liabilities are determined employing actuarial methods that are commonly used by managed care actuaries and meet Actuarial Standards of Practice, which require that the claim liabilities be adequate under moderately adverse circumstances.  The segment determines the amount of the liability by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities.  Under this process, historical claims incurred dates are compared to actual dates of claims payment.  This information is analyzed to create “completion” or “development” factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred.  Completion factors are applied to claims paid through the consolidated financial statement date to estimate the ultimate claim expense incurred for the current period.  Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the total expected claims incurred.  The majority of unpaid claims, both reported and unreported, for any period, are those claims which are incurred in the final months of the period.  Since the percentage of claims paid during the period with respect to claims incurred in those months is generally very low, the above-described completion factor methodology is less reliable for such months.  In order to complement the analysis to determine the unpaid claims, historical completion factors and payment patterns are applied to incurred and paid claims for the most recent twelve months and compared to the prior twelve month period.  Incurred claims for the most recent twelve months also take into account recent claims expense levels and health care trend levels (trend factors).  Using all of the above methodologies, our actuaries determine based on the different circumstances the unpaid claims as of the end of period.

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes.  These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed.

Managed Care claim liabilities also include a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.

Circumstances to be considered in developing our best estimate of reserves include changes in enrollment, utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns and claim submission patterns.  A comparison or prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination.  In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability.  Changes in such development are recorded as a change to current period benefit expense.  The re-estimates or recasts are done monthly for the previous four calendar quarters.  On average, about 93% of the claims are paid within three months after the last day of the month in which they were incurred and about 4% are within the next three months, for a total of 97% paid within six months after the last day of the month in which they were incurred.

Management regularly reviews its assumptions regarding claim liabilities and makes adjustments to claims incurred when necessary.  If management’s assumptions regarding cost trends and utilization are significantly different than actual results, our Consolidated Statement of Earnings and Balance Sheets could be affected in future periods.  Changes to prior year estimates may result in an increase in claims incurred or a reduction of claims incurred in the period the change is made.  Further, due to the considerable variability of health care costs, adjustments to claims liabilities are made in each period and are sometimes significant as compared to the net income recorded in that period.  Prior year development of claim liabilities is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that an additional liability should have been accrued.  Health care trends are monitored in conjunction with the claim reserve analysis.  Based on these analyses, rating trends are adjusted to anticipate future changes in health care cost or utilization.  Thus, the Managed Care segment incorporates those trends as part of the development of premium rates in an effort to keep premium rating trends in line with claims trends.

As described above, completion factors and claims trend factors can have a significant impact on the determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2020 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim liabilities	In claims trend factor	In unpaid claim liabilities
In completion factor

-1.2%	$20.4	1.5%	$22.5
-0.8%	13.5	1.0%	15.0
-0.4%	6.7	0.5%	7.5
0.4%	(6.7)	-0.5%	(7.5)
0.8%	(13.3)	-1.0%	(15.0)
1.2%	(19.8)	-1.5%	(22.5)
 (1)Assumes (decrease) increase in the completion factors for the most recent twelve months.

(2)Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

The following table shows the variance between the segment’s incurred claims for current period insured events and the incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in Note 11, Claim Liabilities and Claim Adjustment Expenses of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions)	2019	2018	2017

Years ended December 31,
Total incurred claims:
As reported (1)	$2,556.0	$2,308.5	$2,231.1
On a retrospective basis	2,590.7	2,279.2	2,195.1
Variance	$(34.7)	$29.3	$36.0
Variance to total incurred claims as reported	-1.4%	1.3%	1.6%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2020 estimate of medical claims payable will be known during 2021.

In the event this segment experiences an unexpected increase in health care cost or utilization trends, we have the following options to cover claim payments:

•	Through the management of our cash flows and investment portfolio.

•
In the Commercial business we have the ability to increase the premium rates throughout the year in the monthly renewal process when renegotiating the premiums for the following contract year of each group as they become due.  We consider the actual claims trend of each group when determining the premium rates for the following contract year.

•	We have available short-term borrowing facilities to address differences between cash receipts and disbursements.

For additional information on our credit facilities, see section Financing and Financing Capacity of this Item.

Life Insurance Segment

At December 31, 2020, claim liabilities for the Life Insurance segment amounted to $49.9 million and represented 6.3% of total consolidated claim liabilities and 2.4% of our total consolidated liabilities.

The claim liabilities related to the Life Insurance segment are based on methods and underlying assumptions in accordance with GAAP.  The estimate of claim liabilities for this segment is based on the amount of benefits contractually determined for reported claims and, for unreported claims, on estimates based on past experience modified for current trends.  This estimate relies on observations of ultimate loss experience for similar historical events.

Claim reserve reviews are generally conducted on a monthly basis, in light of continually updated information. We review reserves using current inventory of policies and claims data.  These reviews incorporate a variety of actuarial methods, judgments and analysis.

The key assumption about claim liabilities for our Life Insurance segment is related to claims incurred prior to the end of the year but not yet reported to our subsidiary.  A liability for these claims is estimated based upon experience with regards to amounts reported subsequent to the close of business in prior years.  There are uncertainties in the development of these estimates; however, in recent years our estimates have resulted in immaterial redundancies or deficiencies.

Property and Casualty Segment

At December 31, 2020, claim liabilities for the Property and Casualty segment amounted to $292.8 million and represented 37.2% of the total consolidated claim liabilities and 13.8% of our total consolidated liabilities.  Claims liabilities related to losses caused by catastrophe events amounted to approximately $216.1 million.

Estimates of the ultimate cost of claims and loss-adjustment expenses of this segment are based largely on the assumption that past developments, with appropriate adjustments due to known or unexpected changes, are a reasonable basis on which to predict future events and trends, and involve a variety of actuarial techniques that analyze current experience, trends and other relevant factors.  Property and Casualty insurance claim liabilities are categorized and tracked by line of business.  Medical malpractice policies are written on a claims-made basis.  Policies written on a claims-made basis require that claims be reported during the policy period.  Other lines of business are written on an occurrence basis.  Hurricane losses initially include the use of models from industry recognized firms having data, historical and current information about the events to estimate ultimate losses.  These estimates are supplemented by internal estimates of other costs deemed necessary to develop the ultimate losses.  As loss information emerges, claims are separated between those with solid estimates and those for which we cannot make a reasonable estimate of ultimate cost of claim.  Additional reserves are provided based on paid loss experience for unreported, potential development, and loss expenses.

Individual case estimates for reported claims are established by a claims adjuster and are changed as new information becomes available during the course of handling the claim.  Our Property and Casualty business, other than medical malpractice, is primarily a short-tailed business, where losses (e.g. paid losses and case reserves) are generally reported quickly.

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

Key assumptions are based on the consideration that past emergence of paid losses and case reserves is credible and likely indicative of future emergence and ultimate losses.  A key assumption is the expected loss ratio for the current accident year.  This expected loss ratio is generally determined through a review of the loss ratios of prior accident years and expected changes to earned pricing, loss costs, mix of business and other factors that are expected to impact the loss ratio for the current accident year.  Another key assumption is the development patterns for paid and reported losses (also referred to as the loss emergence and settlement patterns).  The reserves for unreported claims for each year are determined after reviewing the indications produced by each actuarial projection method, which, in turn, rely on the expected paid and reported development patterns and the expected loss ratio for that year.

At December 31, 2020, the claim liabilities of the Property and Casualty segment fall within the actuarial reserve range determined by the actuaries.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.2 million.

Liability for Future Policy Benefits

Our Life Insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured die, becomes disabled or upon the occurrence of other covered events.  We compute the amounts for actuarial liabilities in conformity with GAAP.

Liabilities for future policy benefits for whole life and term insurance products and active life reserves for accident and health products are computed by the net level premium method, using interest assumptions  of 3.90% in 2020, 4.40% in 2019 and ranging from 3.90% to 5.75% in 2018, and withdrawal, mortality, morbidity and maintenance expense assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable).  Accident and health unpaid claim reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience.  Deferred annuity reserves are carried at the account value.

For deferred annuities and universal life products, the liability for future policy benefits is equal to total policy account values.  The liabilities for all other products are based upon a variety of actuarial assumptions that are uncertain.  The most significant of these assumptions is the level of anticipated death and health claims.  Other assumptions that are less significant to the appropriate level of the liability for future policy benefits are anticipated policy persistency rates, investment yields and operating expense levels.  Policy portfolio valuations are performed frequently by our subsidiary’s external actuaries, to assure that the current level of liabilities for future policy benefits is sufficient, in combination with anticipated future cash flows, to provide for all contractual obligations.  For all products, except for deferred annuities and universal life products, the basis for the liability for future policy benefits is established at the time of issuance of each contract and would only change if our experience deteriorates to the point that the level of the liability is not adequate to provide for future policy benefits.  We do not currently expect that level of deterioration to occur.

Deferred Policy Acquisition Costs and Value of Business Acquired

Certain costs incurred for acquiring life and property and casualty insurance business are deferred.  Acquisition costs related to the Managed Care segment are expensed as incurred.

The costs of acquiring new life business, principally commissions, and certain variable underwriting and policy issue expenses of our Life Insurance segment, have been deferred.  These costs, including value of business acquired (VOBA) recorded upon our acquisitions of TSV and TSB, are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits.  The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits.  For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs.  The effect on the amortization of deferred policy acquisition costs (DPAC or DAC) of revisions to estimated gross profits (unlock adjustment) is reported in earnings in the period such estimated gross profits are revised.

The schedules of amortization of life insurance DPAC and VOBA are based upon actuarial assumptions regarding future events that are uncertain.  For all products, other than universal life and deferred annuities, the most significant of these assumptions is the level of contract persistency and investment yield rates.  For these products the basis for the amortization of DPAC and VOBA is established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the net liability is not adequate.  We do not currently expect that level of deterioration to occur.  For the universal life and deferred annuity products, amortization schedules are based upon the level of historic and anticipated gross profit margins, from the date of each contract’s issued (or purchase, in the case of VOBA).  These schedules are based upon several actuarial assumptions that are uncertain, are reviewed annually and are modified if necessary.  The most significant of these assumptions are claims, investment yield rates and contract persistency.  Based upon the most recent actuarial reviews of all the assumptions, we do not currently anticipate material changes to these amortization schedules.

The property and casualty business acquisition costs consist of commissions net of reinsurance commissions, during the production of business and are deferred and amortized ratably over the terms of the policies.  The method used in calculating deferred acquisition costs limits the amount of such deferred costs to actual costs or their estimated realizable value, whichever is lower.

Impairment of Investments

An investment is considered to be impaired when the estimated fair value is below the amortized cost of the security and it is more likely than not the Company will have to sell the fixed-maturity security before the recovery of its amortized cost basis. Management regularly monitors and evaluates the difference between the amortized cost and estimated fair value of fixed-maturity investments and other invested assets.  For fixed-maturity securities with a fair value below amortized cost, the process includes evaluating: (1) the extent to which the estimated fair value has been less than amortized cost, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest, and (5) other factors, as applicable.  This process is not exact and requires further consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, an allowance for credit losses is not recorded.

Because of the subjective nature of the Company’s analysis and the judgment that must be applied in it, the Company could reach a different conclusion about whether to impair a security if it had access to additional information about the investee.  Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.

If a fixed-maturity security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the fixed-maturity security before recovery of its amortized cost basis, the Company will write off any previously recognized allowance for credit losses and will decrease the amortized cost basis of the security. If the allowance has been fully written off and the fair value is less than its amortized cost basis, the amortized cost basis is written down and an impairment loss is recognized in the Company’s Consolidated Statements of Earnings.

The credit component of the impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed-maturity security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed-maturity security at the date of acquisition. If there is an increase in the projected future cash flows of the fixed-maturity security in subsequent periods, all or part of the allowance for credit losses may be reversed.

In addition, the Company considers the following factors when evaluating whether or not a credit loss exists: the reasons for the impairment, the severity of the impairment, market conditions, changes in the security’s rating, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Management reviews the available-for-sale and other invested assets portfolios under the Company’s impairment review policy.  Given market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and material allowances for credit losses may be recorded in future periods.  The Company from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

During the years ended December 31, 2020, 2019 and 2018, we were not required to recognize a credit-related impairment.  The impairment analysis indicated that none of the securities whose carrying amount exceeded its estimated fair value was considered credit impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuers, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in the recognition of realized losses because of credit-related impairments that are charged against future income.

Our fixed-maturity securities are sensitive to interest rate and credit risk fluctuations, which impact the fair value of individual securities.  Our equity securities are sensitive to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities.  For additional information on the sensitivity of our investments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K.

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019 is included in Note 3, Investment in Securities of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables considering, among other things, the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the Island.  The allowance for doubtful receivables amounted to $50.7 million and $56.5 million as of December 31, 2020 and 2019, respectively.  As of December 31, 2020 and 2019, the Company had premiums and other receivables of 52.5 million and $49.2 million, respectively, from the Government of Puerto Rico, including its agencies, municipalities, and public corporations.  The related allowance for doubtful receivables as of December 31, 2020 and 2019 was $21.5 million and $22.1 million, respectively.  The amount of the allowance is based on the aging of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2020 were $28.6 million and $1.4 million, respectively.  At December 31, 2019 the consolidated goodwill and other intangible assets were $28.6 million and $1.9 million, respectively.  The goodwill and other intangible assets balance for both years were primarily related to the acquisition of TSA in 2011.  As of December 31, 2020 and 2019, the goodwill related to TSA was $25.0 million.  As of December 31, 2020 and 2019 other intangible assets related to the TSA acquisition were $1.4 million and $1.9 million, respectively.

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

Our impairment tests involve the use of estimates related to the fair value of the reporting unit and require a significant degree of management judgment and the use of subjective assumptions.  The Company may perform a qualitative analysis or perform a quantitative analysis.  In the qualitative analysis, the Company determines if it is more likely than not that the fair value of a reporting unit is less than its carrying amount by assessing current events and circumstances. If there are factors present indicating potential impairment, the Company would proceed to the quantitative analysis.  The quantitative analysis is used to identify potential goodwill impairment and measure the amount (if any) of a goodwill impairment loss to be recognized.  The goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount and recognizing an impairment charge for the difference by which the carrying amount exceeds the reporting unit’s fair value, up to the carrying amount of the goodwill.

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

We completed our annual impairment tests of existing goodwill during the fourth quarter of 2020 and 2019.  Limited interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.  The result of the impairment test performed in 2020 and 2019 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 25% and 35%, respectively.

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

Other Significant Accounting Policies

We have other accounting policies that are important to an understanding of the Consolidated Financial Statements.  See Note 2, Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2, Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions in the normal course of business.  We are also subject to additional market risk with respect to certain of our financial instruments.  We must effectively manage, measure and monitor the market risk associated with our invested assets and interest rate sensitive liabilities.  We have established and implemented comprehensive policies and procedures to minimize the effects of potential market volatility.

Market Risk Exposure

We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  Analytical tools and monitoring systems are in place to assess each one of the elements of market risks.

Our investment portfolio consists mainly of investment grade fixed-maturity securities and a smaller portion is held in equity securities and alternative investments. The investment portfolio is conservative, diversified across and within asset classes, and has the following objectives, in order of importance: capital preservation, liquidity, income generation and capital appreciation. The interest rate risk of both our investments and liabilities is regularly evaluated.

The investment portfolio is centrally managed by investment professionals and decisions are taken based on the guidelines and limitations described in our Investment Policy and the Puerto Rico Insurance Code. The Investment Policy is approved by the Board of Directors following the recommendation of the Investment and Financing Committee of the Board of Directors (the Investment and Financing Committee). The Investment and Financing Committee establishes guidelines to ensure the Investment Policy is adhered to and any exception must be reported to the Investment and Financing Committee.

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

Interest Rate Risk

Our exposure to interest rate changes results from our significant holdings of fixed-maturity securities.  We are also exposed to interest rate risk from our variable interest secured term loan and from our policyholder deposits.

Equity Price Risk

Our investments in equity securities expose us to price risks, for which potential losses could arise from adverse changes in the value of these investments.

Risk Measurement

Our investment securities are a source of market risk.  As of December 31, 2020, approximately 72% of our investment portfolio consisted of fixed-maturity securities.  The remaining balance is comprised of equity securities and alternative investments.  Our fixed-maturity securities classified as available-for-sale and alternative investments are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Fixed-maturity securities classified as held-to-maturity are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  Equity securities are recorded at fair value and changes in fair value are included in earnings.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed-income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values, a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200, and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, if cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2020 and 2019.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)
Change in Interest Rates		Expected Fair Value	Amount of Decrease	% Change

December 31, 2020:
Base Scenario		$1,343.5
+100	bp	1,288.6	(54.9)	(4.1)%
+200	bp	1,232.9	(110.6)	(8.2)%
+300	bp	1,178.8	(164.7)	(12.3)%
December 31, 2019:
Base Scenario		$1,244.9
+100	bp	1,187.4	(57.5)	(4.3)%
+200	bp	1,130.8	(114.1)	(8.5)%
+300	bp	1,077.0	(167.9)	(12.5)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse, and a 300 basis point shift is less likely given historical precedents.  Although we classify 99.9% of our fixed-maturity securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

Equity Price Risk

Our equity securities are composed of mutual funds whose underlying assets are comprised of domestic equity securities, domestic preferred equity securities, international equity securities and higher risk fixed-income instruments. The fixed income mutual funds invest mainly in loan participations and high yield debt.  The securities in these funds are issued by corporations, financial institutions and governmental entities that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s.

Our investments in mutual funds exposes us to equity price risk and credit risk.  We manage these exposures by closely monitoring the performance of these mutual funds.

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2020 and 2019, the hypothetical loss in the fair value of these investments would have been approximately $40.3 million and $28.8 million, respectively.

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

Assuming an immediate decrease of 10% in the market value of our alternative investments as of December 31, 2020 and 2019, the hypothetical loss in the fair value of these investments would have been approximately $13.4 million and $10.1 million, respectively.

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

Financial Statements

For our Audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for each of the three years ended December 31, 2020, 2019 and 2018 see Index of the Consolidated Financial Statements in Item 15.   Exhibits and Financial Statements Schedules of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

(Dollar amounts in thousands)
	2020
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$875,897	$858,535	$922,934	$948,084	$3,605,450
Administrative service fees	2,194	2,809	3,752	3,830	12,585
Net investment income	14,311	13,815	14,168	15,253	57,547
Other operating revenues	4,039	303	2,052	2,597	8,991
Total operating revenues	896,441	875,462	942,906	969,764	3,684,573
Net realized investment (losses) gains	(466)	(221)	507	821	641
Net unrealized investment (losses) gains on equity investments	(56,806)	28,338	11,040	25,067	7,639
Other income, net	3,605	801	1,811	3,368	9,585
Total revenues	842,774	904,380	956,264	999,020	3,702,438
Benefits and expenses
Claims incurred	714,522	653,087	761,792	817,419	2,946,820
Operating expenses	162,201	178,659	158,809	156,230	655,899
Total operating costs	876,723	831,746	920,601	973,649	3,602,719
Interest expense	1,853	1,864	2,096	2,173	7,986
Total benefits and expenses	878,576	833,610	922,697	975,822	3,610,705
(Loss) income before taxes	(35,802)	70,770	33,567	23,198	91,733
Income tax (benefit) expense	(9,650)	27,181	9,989	(2,952)	24,568
Net (loss) income	(26,152)	43,589	23,578	26,150	67,165
Less: Net loss attributable to non-controlling interest	7	10	3	4	24
Net (loss) income attributable to TSM	$(26,145)	$43,599	$23,581	$26,154	$67,189
Basic net (loss) income per share	$(1.12)	$1.88	$1.02	$1.13	$2.90
Diluted net (loss) income per share	$(1.12)	$1.87	$1.02	$1.13	$2.88

	2019
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$768,002	$859,493	$815,021	$810,364	$3,252,880
Administrative service fees	2,632	2,456	2,607	2,251	9,946
Net investment income	15,376	15,062	15,176	16,393	62,007
Other operating revenues	1,577	1,591	3,167	2,218	8,553
Total operating revenues	787,587	878,602	835,971	831,226	3,333,386
Net realized investment gains	1,315	2,364	1,087	1,077	5,843
Net unrealized investment gains on equity investments	19,669	3,323	1,267	7,892	32,151
Other income, net	1,169	1,705	485	847	4,206
Total revenues	809,740	885,994	838,810	841,042	3,375,586
Benefits and expenses
Claims incurred	623,190	706,304	680,010	656,752	2,666,256
Operating expenses	132,663	134,084	136,882	165,777	569,406
Total operating costs	755,853	840,388	816,892	822,529	3,235,662
Interest expense	1,788	1,831	2,062	1,991	7,672
Total benefits and expenses	757,641	842,219	818,954	824,520	3,243,334
Income before taxes	52,099	43,775	19,856	16,522	132,252
Income tax expense	17,316	12,849	5,910	3,300	39,375
Net income	34,783	30,926	13,946	13,222	92,877
Less: Net loss attributable to non-controlling interest	3	5	2	7	17
Net income attributable to TSM	$34,786	$30,931	$13,948	$13,229	$92,894
Basic net income per share	$1.53	$1.35	$0.59	$0.55	$3.98
Diluted net income per share	$1.52	$1.35	$0.58	$0.55	$3.97

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triple-S Management Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Triple-S Management Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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
February 26, 2021

Stamp No. E441243
affixed to original.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, management, under the supervision and with the participation of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of the end of this period (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Executive Vice President  and Chief Financial Officer, to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that as of December 31, 2020, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Executive Vice President and Chief Financial Officer completed the evaluation referred to above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of “internal control over financial reporting,” as defined under Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s Consolidated Financial Statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Management, under the supervision and with the participation of the Chief Executive Officer and Executive Vice President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s Consolidated Financial Statements for external reporting purposes in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board has established a code of business conduct and ethics that applies to our employees, agents, independent contractors, consultants, officers and directors, as well as a supplemental code of ethics applicable to all financial personnel in supervisory roles of the Company and its affiliates (the Code of Ethics for Financial Managers and Supervisors).

The Code of Ethics for Financial Managers and Supervisors was amended on February 24, 2020.  The changes to the Code of Ethics for Financial Managers and Supervisors include clarifying the reporting requirements pursuant to such code, emphasizing the Code of Ethics for Financial Managers and Supervisors does not limit the ability of employees to report matters to governmental authorities, and further developing the requirements for interaction with auditors.  The amendments did not materially change the responsibilities and obligations that applied previously, and the amendments did not relate to or result in any waiver, explicit or implicit, of any provision of the previous Code of Ethics for Financial Managers and Supervisors.  The description of the Code of Ethics for Financial Managers and Supervisors contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics for Financial Managers and Supervisors, filed as Exhibit 14 to this Annual Report on Form 10-K.

The complete text of the Code of Business Conduct and Ethics and Code of Ethics for Financial Managers and Supervisors is available on the Company’s website at www.triplesmanagement.com.

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Part IV

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2020 and 2019
F-3	Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018
F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
F-7	Notes to Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018

Financial Statements Schedules	Description
S-1	Schedule II – Condensed Financial Information of the Registrant
S-2	Schedule III – Supplementary Insurance Information
S-3	Schedule IV – Reinsurance
S-4	Schedule V – Valuation and Qualifying Accounts
S-5	Schedule VI – Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations

Schedule I – Summary of Investments was omitted because the information is disclosed in the Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None

The exhibits listed on the Exhibits starting on page 97 of this report are filed herewith or are incorporated herein by reference.

Exhibits
Exhibits	Description
3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865).
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

10.3
Amendment to the Contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc. to administer the provision of physical and behavioral health services under the Government Health Plan (incorporated herein by reference to Exhibit 10.3 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-33865)).

10.4	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).
10.5	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

Exhibits	Description
10.6	TSM 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit C to TSM’s 2007 Proxy Statement (File No. 001-33865)).
10.7	TSM 2017 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to TSM’s Form S-8 dated May 11, 2017 (File No. 001-33865)).
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

10.13
Addendum Number One to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS (incorporated herein by reference to Exhibit 10.15(a) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.14
Addendum Number Two to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS (incorporated herein by reference to Exhibit 10.15(b) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.15
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

10.17	Employment Contract between Roberto García-Rodríguez and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on December 26, 2018 (File No. 001-33865)).
10.18
Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

Exhibits	Description
10.19
Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.20
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

10.22*
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of February 21, 2020.

10.23*
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of February 26, 2020.

10.24
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of May 1, 2020.

10.25
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of June 29, 2020.

10.26
Amendment to the contract between Administracion de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of July 31, 2020.

10.27
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of August 28, 2020.

10.28
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of September 9, 2020.

10.29
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of September 24, 2020.

10.30*
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Government Health Plan dated as of December 17, 2020.

Exhibits	Description
11.1
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

14	Code of Ethics for Financial Managers and Supervisors.
21*	List of Subsidiaries of TSM
23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.
32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.
99.1	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 99.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

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

Triple-S Management Corporation

Registrant

By:	/s/ Roberto García-Rodríguez	Date:	February 26, 2021
Roberto García-Rodríguez
President and Chief Executive Officer

By:	/s/ Juan J. Román-Jiménez	Date:	February 26, 2021
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	February 26, 2021
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Cari M. Domínguez	Date:	February 26, 2021
Cari M. Domínguez
Director and Vice Chairman of the Board

By:	/s/ David H. Chafey, Jr	Date:	February 26, 2021
David H. Chafey, Jr.
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	February 26, 2021
Manuel Figueroa-Collazo Director

By:	/s/ Joseph A. Frick	Date:	February 26, 2021
Joseph A. Frick
Director

By:	/s/ Roberto Santa María-Ros	Date:	February 26, 2021
Roberto Santa María-Ros
Director

By:	/s/ Gail B. Marcus	Date:	February 26, 2021
Gail B. Marcus
Director

By:	/s/ Stephen L. Ondra	Date:	February 26, 2021
Stephen L. Ondra
Director

Triple-S Management Corporation and Subsidiaries
Consolidated Financial Statements
December 31, 2020, 2019, and 2018

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triple-S Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Medicare Advantage Reporting Unit — Refer to Notes 2 and 9 the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of the reporting unit using the income approach and the market approach. The determination of fair value using the income approach requires management to make significant estimates and assumptions related to future premiums, medical loss ratio, operating expenses and net income and discount rate based on industry’s weighted average cost of capital. The market approach is developed upon the valuation multiples of various financial or operational measures calculated using the market value of minority interest in publicly traded guideline companies.

Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Medicare Advantage reporting unit exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.
2

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

Claims Liabilities —Managed Care Segment —Refer to Notes 2 and 11 to the financial statements

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

• With the assistance of our actuarial specialists, we developed an independent estimate of medical costs incurred but not yet paid and compared our estimate to management’s estimate.

Claims Liabilities —Property and Casualty Segment —Refer to Notes 2 and 11 to the financial statements

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

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
February 26, 2021

Stamp No. E441242
affixed to original.
We have served as the Company’s auditor since 2015.

Triple-S Management Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2020 and 2019
(dollar in thousands, except per share information)

Assets	2020	2019
Investments and cash
Fixed-maturities available-for-sale, at fair value (amortized cost of $1,227,422 in 2020 and $1,173,043 in 2019)	$1,342,465	$1,242,883
Fixed-maturities held-to-maturity, at amortized cost (fair value of $2,085 in 2020 and $2,019 in 2019)	1,867	1,860
Equity investments, at fair value (amortized cost of $351,233 in 2020 and $242,069 in 2019)	404,328	287,525
Other invested assets, at net asset value (amortized cost of $112,171 in 2020 and $97,575 in 2019)	114,905	100,508
Policy loans	10,459	10,861
Cash and cash equivalents	110,989	109,837
Total investments and cash	1,985,013	1,753,474
Premium and other receivables, net	488,840	567,692
Deferred policy acquisition costs and value of business acquired	248,325	234,885
Property and equipment, net	131,974	88,588
Deferred tax asset	119,534	77,294
Goodwill	28,614	28,599
Other assets	86,118	68,294
Total assets	$3,088,418	$2,818,826
Liabilities and Stockholders’ Equity
Claim liabilities	$787,102	$709,258
Liability for future policy benefits	414,997	386,017
Unearned premiums	97,481	93,301
Policyholder deposits	206,109	189,120
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	45,109	47,781
Accounts payable and accrued liabilities	332,699	325,761
Deferred tax liability	15,046	10,257
Short-term borrowings	30,000	54,000
Long-term borrowings	52,751	25,694
Liability for pension benefits	139,611	34,465
Total liabilities	2,120,905	1,875,654

Commitments and contingencies

Stockholders’ equity

Triple-S Management Corporation stockholders’ equity Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,430,292 and 23,799,633 shares at December 31, 2020 and 2019, respectively	23,430	23,800
Additional paid-in capital	57,399	60,504
Retained earnings	897,221	830,198
Accumulated other comprehensive income, net	(9,820)	29,363
Total Triple-S Management Corporation stockholders’ equity	968,230	943,865
Non-controlling interest in consolidated subsidiary	(717)	(693)
Total stockholders’ equity	967,513	943,172
Total liabilities and stockholders’ equity	$3,088,418	$2,818,826

The accompanying notes are an integral part of these consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Earnings
December 31, 2020, 2019 and 2018
(dollars in thousands, except per share information)

	2020	2019	2018
Revenues:
Premiums, net	$3,605,450	$3,252,880	$2,938,591
Administrative service fees	12,585	9,946	14,701
Net investment income	57,547	62,007	61,909
Other operating revenues	8,991	8,553	5,794
Total operating revenues	3,684,573	3,333,386	3,020,995
Net realized investment gains	641	5,843	298
Net unrealized investment gains (losses) on equity investments	7,639	32,151	(36,546)
Other income, net	9,585	4,206	11,312
Total revenues	3,702,438	3,375,586	2,996,059
Benefits and expenses:
Claims incurred, net of reinsurance	2,946,820	2,666,256	2,527,613
Operating expenses	655,899	569,406	554,715
Total operating costs	3,602,719	3,235,662	3,082,328
Interest expense	7,986	7,672	6,903
Total benefits and expenses	3,610,705	3,243,334	3,089,231
Income (loss) before taxes	91,733	132,252	(93,172)
Income tax expense (benefit)	24,568	39,375	(29,866)
Net income (loss)	67,165	92,877	(63,306)
Less: Net loss attributable to non-controlling interest	24	17	4

Net income (loss) attributable to Triple-S Management Corporation	$67,189	$92,894	$(63,302)

Earnings per share attributable to Triple-S Management Corporation
Basic net income (loss) per share	$2.90	$3.98	$(2.76)
Diluted net income (loss) per share	$2.88	$3.97	$(2.76)

The accompanying notes are an integral part of these consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
December 31, 2020, 2019, and 2018
(dollars in thousands)

	2020	2019	2018
Net income (loss)	$67,165	$92,877	$(63,306)
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available-for-sale-securities, net of taxes	33,859	30,522	(9,048)
Defined benefit pension plan:
Actuarial (loss) gain, net	(73,042)	(4,221)	738
Total other comprehensive (loss) income, net of tax	(39,183)	26,301	(8,310)
Comprehensive income (loss)	27,982	119,178	(71,616)
Comprehensive loss attributable to non-controlling interest	24	17	4
Comprehensive income (loss) attributable to Triple-S Management Corporation	$28,006	$119,195	$(71,612)

The accompanying notes are an integral part of these consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
December 31, 2020, 2019 and 2018
(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2017	$951	$22,627	$53,142	$785,390	$51,254	$913,364	$(682)	$912,682
Share-based compensation	-	287	3,070	-	-	3,357	-	3,357
Repurchase and retirement of common stock	-	(934)	(22,191)	-	-	(23,125)	-	(23,125)
Comprehensive (loss) income	-	-	-	(63,302)	(8,310)	(71,612)	6	(71,606)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	39,882	(39,882)	-	-	-
Balance, December 31, 2018	$951	$21,980	$34,021	$761,970	$3,062	$821,984	$(676)	$821,308
Share-based compensation	-	222	11,383	-	-	11,605	-	11,605
Repurchase and retirement of common stock	-	(534)	(9,573)	-	-	(10,107)	-	(10,107)
Issuance of Common Stock	48	-	1,151	-	-	1,199	-	1,199
Stock dividend	-	1,133	23,522	(24,655)	-	-	-	-
Dividend	-	-	-	(11)	-	(11)	-	(11)
Common Stock Class A conversion to Class B	(999)	999	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	92,894	26,301	119,195	(17)	119,178
Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172
Share-based compensation	-	604	11,285	-	-	11,889	-	11,889
Repurchase and retirement of common stock	-	(974)	(14,390)	-	-	(15,364)	-	(15,364)
Comprehensive income (loss)	-	-	-	67,189	(39,183)	28,006	(24)	27,982
Cummulative effect adjustment due to implementation of ASU 2016-13	-	-	-	(166)	-	(166)	-	(166)
Balance, December 31, 2020	$-	$23,430	$57,399	$897,221	$(9,820)	$968,230	$(717)	$967,513

The accompanying notes are an integral part of these consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2020, 2019, and 2018
(dollars in thousands)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$67,165	$92,877	$(63,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,403	14,600	13,535
Net amortization of investments	3,342	2,326	3,976
Provision for doubtful receivables	3,556	18,899	11,321
Deferred tax (benefit) expense	(2,285)	3,661	(32,078)
Net realized investment gains on sale of securities	(641)	(5,843)	(298)
Net unrealized (gains) losses on equity investments	(7,639)	(32,151)	36,546
Interest credited to policyholder deposits	6,383	5,978	5,722
Share-based compensation	11,889	11,605	3,357
Gain on sale of property and equipment	154	-	-
(Increase) decrease in assets
Premium and other receivables, net	83,344	41,853	259,561
Deferred policy acquisition costs and value of business acquired	(15,905)	(21,746)	(12,258)
Deferred taxes	(7)	(226)	946
Other assets	2,827	1,385	(1,470)
Increase (decrease) in liabilities
Claim liabilities	77,844	(227,531)	(170,087)
Liability for future policy benefits	28,980	24,522	21,988
Unearned premiums	4,180	10,311	(3,359)
Liability to FEHBP	(2,672)	2,855	(7,361)
Accounts payable and accrued liabilities	(17,073)	39,799	(59,276)
Net cash provided by (used in) operating activities	257,845	(16,826)	7,459

The accompanying notes are an integral part of these consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available-for-sale:
Fixed-maturities sold	$149,265	$424,239	$1,302,810
Fixed-maturities matured	84,416	21,258	24,945
Securities held-to-maturity:
Fixed-maturities matured	1,079	1,708	8,182
Equity investments sold	134,926	169,153	203,841
Other invested assets sold	17,013	4,554	3,714
Acquisition of investments
Securities available-for-sale
Fixed-maturities	(287,998)	(449,043)	(1,343,346)
Securities held-to-maturity
Fixed-maturities	(1,088)	(1,078)	(8,356)
Equity investments	(248,123)	(143,972)	(156,486)
Other invested assets	(30,178)	(28,501)	(47,221)
Other investments	(5,683)	(2,981)	(705)
Net change in policy loans	402	(1,392)	(392)
Net capital expenditures	(57,873)	(20,820)	(19,840)
Capital contribution to equity method investees	(8,184)	(11,418)	-
Net cash used in investing activities	(252,026)	(38,293)	(32,854)
Cash flows from financing activities
Change in outstanding checks in excess of bank balances	(3,249)	(2,384)	(22,243)
Net (repayments) proceeds from short-term borrowings	(24,000)	54,000	-
Proceeds of long-term borrowings	30,841	-	-
Repayments of long-term borrowings	(3,883)	(3,236)	(3,236)
Repurchase and retirement of common stock	(14,982)	(9,989)	(22,377)
Dividends paid	-	(11)	-
Proceeds from policyholder deposits	25,740	28,879	18,531
Surrenders of policyholder deposits	(15,134)	(19,847)	(26,677)
Net cash (used in) provided by financing activities	(4,667)	47,412	(56,002)
Net increase (decrease) in cash and cash equivalents	1,152	(7,707)	(81,397)
Cash and cash equivalents
Beginning of year	109,837	117,544	198,941
End of year	$110,989	$109,837	$117,544

The accompanying notes are an integral part of these consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

1.	Nature of Business

Triple-S Management Corporation (the Corporation, the Company, Triple-S, or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage among other things, as the holding company of entities primarily involved in the insurance industry. Triple-S is a health services company and one of the top players in the Puerto Rico health care industry. We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands (USVI), Costa Rica, the British Virgin Islands (BVI) and Anguilla, and we offer a broad portfolio of managed care and related products in the Commercial, Medicare Advantage and Medicaid markets. Triple-S is also a well-known brand in the life insurance and property and casualty insurance markets, with a significant share in each.

The Company was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry. The Company has the following wholly-owned subsidiaries:

•
Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA), which are managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations

•	Triple-S Vida, Inc. (TSV) and Triple-S Blue, Inc. (TSB), which are engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts
•	Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies.

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

The Company has begun a program to achieve sustained growth as a leading health services company providing holistic and affordable health care. The Company owns a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives, and besides its current operations, this health clinic owns controlling interests in other health clinics throughout the island.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  On September 21, 2018, TSS entered into a contract with the Puerto Rico Health Insurance Administration (ASES by its Spanish acronym) to offer health care services to Medicaid and Child Health Insurance subscribers for the government of Puerto Rico’s revised Medicaid health insurance program.  The contract is effective from November 1, 2018 to September 30, 2021, which term may be extended an additional year at ASES’s option.  The revised delivery model requires managed care organizations (MCOs) to serve subscribers in an island-wide basis, rather than through the assignment of specific regions within the Island.  Under the new agreement, TSS is responsible for the provision of medical, mental, pharmacy, and dental healthcare services on an at-risk basis to subscribers who enroll with TSS.  ASES pays TSS a per member per month rate that varies depending on the clinical condition or category of the subscriber.  Prior to the effective date of the new contract, TSS provided medical, mental, pharmacy and dental healthcare services to Medicaid subscribers in the Metro-North and West regions of the government of Puerto Rico’s health insurance program on an at-risk basis.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid debt instruments with maturities of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are recorded at cost, which approximates fair value.  Cash equivalents of $43,032 and $25,060 at December 31, 2020 and 2019, respectively, consist principally of money market funds and certificates of deposit with original maturities of three months or less.

Investments

Fixed-maturities

Investment in debt securities at December 31, 2020 and 2019 consisted mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, and collateralized mortgage obligations.  The Company classifies its debt securities into one of two categories: available-for-sale or held-to-maturity.  Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.

Available-for-sale securities are recorded at fair value.  The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices for those or similar investments at the reporting date.  Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts, respectively.  For available-for-sale securities, unrealized holding gains or losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of Other Comprehensive Income. Realized gains and losses from the sale of available-for-sale securities are included in earnings and determined on a specific‑identification basis.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Transfers of securities between categories are recorded at fair value at the date of transfer.  Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of Other Comprehensive Income. These are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

If a fixed-maturity security is in an unrealized loss position and the Company does not intend to sell the security, or it is more likely than not that the Company will not have to sell the fixed maturity security before recovery of its amortized cost basis, the credit component of the impairment, if any, is recorded as an allowance for credit losses with an offsetting entry in the Company’s Consolidated Statements of Earnings. The non-credit component of the impairment is recognized in Other Comprehensive Income. Furthermore, unrealized losses caused entirely by non-credit related factors associated with fixed-maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in Accumulated Other Comprehensive Income.

If a fixed-maturity security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the fixed-maturity security before recovery of its amortized cost basis, the Company will write off any previously recognized allowance for credit losses and will decrease the amortized cost basis of the security. If the allowance has been fully written off and the fair value is less than its amortized cost basis, the amortized cost basis is written down and an impairment loss is recognized in the Company’s Consolidated Statements of Earnings. As of December 31, 2020, no allowance for credit losses was recorded in the consolidated financial statements.

The credit component of the impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. If there is an increase in the projected future cash flows of the fixed-maturity security in subsequent periods, all or part of the allowance for credit losses may be reversed.

In addition, the Company considers the following factors when evaluating whether or not a credit loss exists: the reasons for the impairment, the severity of the impairment, market conditions, changes in the security’s rating, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

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
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Equity investments

Investment in equity securities at December 31, 2020 and 2019 consisted of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. Equity investments are recorded at fair value.  The fair values of equity investments are mainly based on quoted market prices for those or similar investments at the reporting date.  For a specific equity investment, the fair value is estimated using the net asset value (NAV) of the Company’s ownership interest in the partnership.  Following the implementation on January 1, 2018 of Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized holding gains and losses on equity investments are included in earnings.  Realized gains and losses from the sale of equity investments are included in earnings and are determined on a specific‑identification basis.

Other invested assets

Other invested assets at December 31, 2020 and 2019 consisted mainly of alternative investments in partnerships that invest in several private debt and private equity funds.  Portfolios are diversified by vintage year, stage, geography, business sectors and number of investments. These investments are not redeemable with the funds. Distributions from each fund are received as the underlying investments of the fund is liquidated. It is estimated that the underlying assets of the funds will be liquidated in the next 5 to 12 years. The fair value of the investments in this class have been estimated using the net asset value (NAV) of the Company’s ownership interest in the partnerships. Total unfunded capital commitments for these positions was $52,557 as of December 31, 2020.  The remaining average commitments period is approximately three years.

Revenue Recognition

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

Premiums for the Medicaid business are based on a bid contract with ASES and billed in advance of coverage period. The Medicaid contract that became effective November 1, 2018 includes a minimum medical loss ratio (MLR) provision that mandates that the Company remit to ASES the excess of the target MLR of 92% over the actual MLR for any given contract year and be reflected as an adjustment to premium revenue in current operations. The target established in the contract follows regulation requirements of the Centers for Medicare and Medicaid Services (CMS) for Medicaid managed care contracts codified in 42 CFR part 438. As of December 31, 2020, and 2019, there was no accrued amount due to ASES related to this provision.

Under the risk-based Medicaid contract that expired on October 31, 2018, an excess profit agreement stipulates that the profit of TSS for a specified period within the contract term shall not exceed two and a half percentage (2.5%) of the fixed amount paid by ASES for each member.  In the event that the profit exceeds this amount, TSS and ASES shall share the excess profit in proportions of fifty percent (50%), subject to the compliance by TSS with certain quality metrics.  ASES retains the right to determine the outcome of the excess profit agreement based on audited financial statements of the contracted services submitted annually by TSS and the validation of the incurred-but-not-reported reserve by ASES’s actuary. We report any estimated net amounts due to ASES within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company had accrued an estimated profit sharing of $1,948, respectively.
14

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

We reassess the profitability on existing medical insurance contracts when current operating results or forecasts indicate probable future losses. We establish a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. As of December 31, 2020, the Company established a premium deficiency reserve amounting to $9,900 which is included within Accounts Payable and Accrued Liabilities in ther Consolidated Balance Sheets.

Premiums for the Medicare Advantage (MA) business are based on a bid contract with CMS and billed in advance of the coverage period.  We recognize premium revenue in the period in which we are obligated to provide services to our members. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the Consolidated Balance Sheets. Unearned premiums are recognized as revenue throughout the related coverage period.  MA contracts are renewed annually and provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company.  Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership.  These risk adjustments are evaluated quarterly, based on actuarial estimates.  Actual results could differ from these estimates.  We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate settlements are received from CMS, or when we receive notification of such settlement amounts.  The data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlements occur, which may result in the refund of premiums to CMS. The recorded estimate is revised and reflected in operating results in the period in which additional information becomes available.

Prescription drug coverage is offered to Medicare eligible beneficiaries as part of MA plans (MA-PD).  Premiums are based on a bid contract with CMS that considers the estimated costs of providing prescription drug benefits to enrolled participants.  MA-PD premiums are subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug costs included in the bids to CMS to actual prescription drug costs.  Variances exceeding certain thresholds may result in CMS making additional payments or in CMS requesting a refund for a portion of the premiums collected.  The Company estimates and records adjustments to earned premiums related to estimated risk corridor payments based on actual prescription drug costs for each reporting period as if the annual contract were to expire at the end of each reporting period.

Administrative service fees include revenue from certain groups that have managed care contracts that provide for the group to be at risk for all or a portion of their claims experience.  For these groups, the Company is not at risk and only handles the administration of managed care coverage for an administrative service fee.  The Company pays claims under commercial self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups.  Claims paid under self-funded arrangements are excluded from the Claims Incurred, Net of Reinsurance in the accompanying Consolidated Statement of Earnings. Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees.  In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage.  In exchange for a premium, the group’s aggregate liability or liability on any one episode of care is capped for the year.  Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided.  This fully insured portion of premiums is included within the Premiums Earned, net in the accompanying Consolidated Statements of Earnings.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Life Insurance

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

Property and Casualty Insurance

Premiums on property and casualty contracts are billed in advance of their respective coverage period and recognized as earned on a pro rata basis over the policy term.  The portion of premiums related to the period prior to the end of coverage is recorded in the Consolidated Balance Sheets as Unearned Premiums and is transferred to premium revenue as earned.

Allowance for Doubtful Receivables
The allowance for doubtful receivables is based on management’s evaluation of the aging of accounts and such other factors that deserve current recognition, including the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the island.  This evaluation is performed individually on larger accounts and includes the use of all available information such as the customer’s credit worthiness and other relevant information.  Actual losses could differ from these estimates.  Receivables are charged-off against their respective allowance accounts when deemed to be uncollectible.

Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs of acquiring business in the Life Insurance, and Property and Casualty segments are deferred by the Company.  Substantially all acquisition costs related to the Managed Care segment are expensed as incurred.

In the Life Insurance segment, deferred policy acquisition costs (DPAC) consist of commissions and certain expenses related to the successful acquisition of the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future benefits and maintenance and settlement expenses, the amount of DPAC would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of DPAC and value of business acquired (VOBA).  For these contracts interest is considered at a level rate at the time of issue of each contract, of 3.90% for 2020,4.40% for 2019 and from 3.90% to 5.75% for 2018, and, in the case of the value of business acquired, at the time of any acquisition.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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

Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of estimated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are updated for current and future issues which may result in a change or release of deferred policy acquisition costs amortization through the Consolidated Statements of Earnings.

The VOBA assigned to the life insurance in-force at the date of the acquisition is amortized using methods similar to those used to amortize the DPAC of the life and accident and health segment.

In the Property and Casualty segment, acquisition costs consist primarily of commissions and other cost incurred during the production of business and are deferred and amortized ratably over the terms of the policies.

Property and Equipment
Property and equipment are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  Costs of computer equipment, programs, systems, installations and enhancements are capitalized and amortized straight-line over their estimated useful lives.  The following is a summary of the estimated useful lives of the Company’s property and equipment:

Asset Category	Estimated Useful Life

Buildings	35 years
Building improvements	5 years
Leasehold improvements	Lesser of lease term or 10 years
Office furniture	7 years
Computer software	3 to 10 years
Computer equipment, equipment, and automobiles	3 to 5 years

Long-Lived Assets, including Goodwill
Long-Lived Assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate Asset and Liability sections of the Consolidated Balance Sheets.  During 2020, 2019, and 2018 impairment tests on intangible assets were performed, and based on the results of the tests no impairment was recorded.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Goodwill and Intangible Assets that have indefinite useful lives are tested at least annually for impairment, and are tested for impairment more frequently if events or circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For Goodwill, the impairment determination is made at the reporting unit level.  The Company may perform a qualitative analysis or perform a quantitative analysis.  In the qualitative analysis, the Company determines if it is more likely than not that the fair value of a reporting unit is less than its carrying amount by assessing current events and circumstances. If there are factors present indicating potential impairment, the Company would proceed to the quantitative analysis.  The quantitative analysis is used to identify potential goodwill impairment and measure the amount (if any) of a goodwill impairment loss to be recognized. The goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount and recognizing an impairment charge for the difference by which the carrying amount exceeds the reporting unit’s fair value, up to the carrying amount of the goodwill.

The annual impairment test is based on an evaluation of estimated future discounted cash flows. The Company also uses the market approach as part of their impairment analysis.  The estimated discounted cash flows are based on the best information available, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Other key assumptions, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those used in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, are classified as an operating expense.

Claim Liabilities
Managed Care claim liabilities mostly represent the Company’s estimate of medical costs incurred but not yet paid to providers based on experience and accumulated statistical data.  Loss-adjustment expenses related to such claims are currently accrued based on estimated future expenses necessary to process such claims.  Claim liabilities are the most significant estimate included in our consolidated financial statements.  Such estimate is developed consistently using standard actuarial methodologies based upon key assumptions, which vary by business segment.  The most significant assumptions used in the development of managed care claim liabilities include current payment experience, trend factors and completion factors.  Managed care trend factors in our standard actuarial methodologies include contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business, changes in membership and other factors.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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

The Company contracts with various independent practice associations (IPAs) for certain medical care services provided to certain policies subscribers.  The IPAs are compensated on a capitation basis, and capitation payables are included within claim liabilities. Capitation is amounts paid to IPAs on a fixed-fee per-member per-month basis.

Claim liabilities also include unpaid claims and loss-adjustment expenses of the Life Insurance segment based on a case-basis estimate for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses.  The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.

Also included within claim liabilities is the liability for losses and loss-adjustment expenses for the Property and Casualty segment, which represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expenses for investigating and settling claims.

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

Future Policy Benefits
The liability for future policy benefits has been computed using the level‑premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience.  Mortality has been calculated on select and ultimate tables in common usage in the industry, modified by the Company’s experience.  Morbidity has been calculated based on industry tables, modified by the Company’s experience; as well as, withdrawals that have been estimated principally based on industry tables, modified by Company’s experience.  Assumptions are established at the time the policy is issued and are generally not changed during the life of the policy.  The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DPAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  The interest rate assumption was 3.90% for 2020, 4.40% for 2019 and ranged from 3.90% to 5.75%  for 2018.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $2,946, $2,639, and $2,615, during the years ended December 31, 2020, 2019, and 2018, respectively, is included in Interest Expense in the accompanying Consolidated Statements of Earnings.

Policyholder account balances for universal life and interest-sensitive products are equal to policy account values. The policy account primarily comprises cumulative deposits received and interest credited to the policyholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  Interest rates credited to policyholder account balances during 2020 was approximately 3.7% for interest-sensitive life products and 2.92% for annuities, while for 2019 they ranged from 2.0% to 4.5% for universal life and interest-sensitive products.  The universal life and interest-sensitive products represented $101,310 and $91,694 of the Policyholder Deposits balance on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

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

Premiums ceded and recoveries of losses and loss-adjustment expenses under prospective reinsurance treaties have been reported as a reduction of premiums earned and losses and loss-adjustment expenses incurred, respectively.  Property and casualty commission and expense allowances received in connection with reinsurance ceded are accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are presented within Premium and Other Receivables, Net in the accompanying Consolidated Balance Sheets.

Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance.  In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and where practical the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately.  Initial gains in connection with retroactive reinsurance contracts are deferred and amortized into income over the settlement period, while losses are recognized immediately.  When changes in the estimated amount recoverable from the reinsurer or in the timing of receipts related to that amount occur, a cumulative amortization adjustment is recognized in earnings in the period of the change so that the deferred gain reflects the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction.  The Company uses the recovery method to amortize any deferred gain, which is included in Claims Incurred in the accompanying Consolidated Statements of Earnings.  The recovery method provides an amortization in proportion to the estimated recoveries made as of each reporting date as a percentage of total estimated recoveries. No deferred gain was amortized into operations during the years ended December 31, 2020, 2019 and 2018.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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

The Company records any interest and penalties related to unrecognized tax benefits within Operating Expenses in the Consolidated Statement of Earnings.

Health Insurance Providers Fee
The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk in each applicable calendar year.  The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost amortized over 12 months on a straight-line basis. The fee payment is due on September 30 of each year.  The Company incurred approximately $55,500 and $50,100 of such fee in 2020 and 2018,  respectively, which is presented within Operating Expenses in the accompanying Consolidated Statements of Earnings. The HIP Fee was waived for all health insurance providers during the year ended December 31, 2019.  The Taxpayer Certainty and Disaster Tax Relief Act of 2019 and the Further Consolidated Appropriations Act, 2020, signed into law on December 20, 2019, repealed the HIP Fee effective for calendar years beginning after December 31, 2020.

Insurance-Related Assessments
The Company records a liability for insurance-related assessments when the following three conditions are met: (1) the assessment has been imposed or the information available prior to the issuance of the consolidated financial statements indicates it is probable that an assessment will be imposed; (2) the event obligating an entity to pay (underlying cause of) an imposed or probable assessment has occurred on or before the date of the consolidated financial statements; and (3) the amount of the assessment can be reasonably estimated.  A related asset is recognized when the paid or accrued assessment is recoverable through either premium taxes or policy surcharges. The Company had accrued $722 and $1,629 within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

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
December 31, 2020, 2019, and 2018
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

 On August 27, 2018, the FASB issued guidance for Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement.  This update focuses on improving the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements.  Specifically, certain disclosure requirements are removed (the amount of, and reasons for, transfer between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements), while certain other disclosures are modified and added (changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements).  The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent period in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  The Company adopted the standard effective January 1, 2020. The adoption of this guidance did not have a material impact on the presentation and disclosures of the Company’s consolidated financial statements.

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

Future Adoptions of Accounting Standards
On August 15, 2018, the FASB issued ASU 2018-12: Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts – which provides meaningful improvements to the existing revenue recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.  The amendments improve the timeliness of recognizing changes in the liability for future policy benefits and modify rate used to discount future cash flows, simplify and improve the accounting for certain market-based options or guarantees associated with deposit contracts, simplify the amortization of deferred acquisition costs, and improves the effectiveness of the required disclosures.  Specifically, this guidance requires an insurance entity to review and update, if needed, the assumptions used to measure cash flows and discount rate at each reporting date; measure all market risk benefits associated with deposit; and disclose liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in measurement, including changes thereto and the effect of those changes on measurement.  Additionally, the amendment simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits or gross margins, and requires that those balances be amortized on a constant level basis over the expected term of the related contracts.  On November 5, 2020, the FASB issued ASU 2020-11: Financial Services – Insurance (Topic 944): Effective Date and Early Application – which defer the effective date of ASU 2018-12 by one year for all insurance entities.  For public companies, these amendments will be applied for fiscal years beginning after December 15, 2022.  We are currently evaluating the impact the adoption of this guidance may have on the Company’s consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

On August 28, 2018, the FASB issued guidance for Compensation – Retirement Benefits – Defined Benefit Plans – General which addresses changes to the disclosure requirement for defined benefit plans. The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Specifically, the guidance removes certain disclosure requirements, including the amounts of accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, related-party disclosures concerning the amount of future annual benefits covered by an insurance and annuity contracts and significant transactions between the employer and related-parties and the plan, and adds other disclosures including the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation for the reasons for significant gains and losses related to changes in the benefit obligation for the period.   For public companies, these amendments, will be applied for fiscal years beginning after December 15, 2020.  The adoption of this guidance will not have a material impact on the presentation and disclosures of the Company’s consolidated financial statements.

On December 18, 2019, the FASB issued ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. Also, the amendments simplify the accounting for income taxes by requiring the following: (1) that an entity recognize a franchise tax that is partially based on income in accordance with Topic 740 and account for any incremental amount incurred as a non-income-based tax; (2) that an entity evaluate when a step-up in the tax basis of Goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should instead be considered a separate transaction; and (3) that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that included the enactment date. For public companies, these amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the results of the Company’s consolidated financial statements.

On January 16, 2020, the FASB issued guidance to clarify the interaction between the accounting standards on recognition and measurement of financial instruments in Topic 321: Investments – Equity Securities, the one on equity method investments in Topic 323: Investments – Equity Method and Joint Ventures, and forward contracts and purchased options in Topic 815: Derivatives and Hedging. The amendments clarify that upon an increase or decrease in level of ownership or degree of influence, a company should remeasure the interest held in the investee to take into account observable transactions immediately before applying or discontinuing the equity method of accounting under Topic 323. The guidance also clarifies that an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchase option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option. For public companies, these amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the results of the Company’s consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

On March 12, 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU was issued to provide optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments, which are elective and apply to all entities, provide expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company is currently in the process of identifying its LIBOR-based contracts that will be affected by the phase-out of LIBOR and expects to use the optional expedients provided in this ASU.

On January 7, 2021, the FASB issued ASU 2021-01: Reference Rate Reform (Topic 848): Scope Refinement – to clarify the scope of the recent reference reform guidance in Topic 848. This ASU refines the scope of Topic 848 and clarifies that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in the ASU are effective immediately for all entities. The Company is currently in the process of identifying its LIBOR-based contracts that will be affected by the phase-out of LIBOR and expects to use the optional expedients provided in this ASU.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the year that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

3.	Investment in Securities

The amortized cost for debt securities and alternative investments, gross unrealized gains and losses, and estimated fair value for the Company’s investments in securities by major security type and class of security as of December 31, were as follows:

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturities available-for-sale
Obligations of government- sponsored enterprises	$24,496	$665	$(9)	$25,152
U.S. Treasury securities and obligations of U.S.- government instrumentalities	103,694	7,993	-	111,687
Municipal securities	646,961	54,067	-	701,028
Corporate bonds	189,516	30,280	-	219,796
Residential mortgage-backed securities	249,801	21,487	(57)	271,231
Collateralized mortgage obligations	12,954	638	(21)	13,571
Total fixed-maturities available-for-sale	$1,227,422	$115,130	$(87)	$1,342,465

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$17,209	$477	$-	$17,686
U.S. Treasury securities and obligations of U.S.- government instrumentalities	102,230	4,779	-	107,009
Municipal securities	595,051	34,735	(22)	629,764
Corporate bonds	187,096	21,721	(74)	208,743
Residential mortgage-backed securities	262,783	8,073	(320)	270,536
Collateralized mortgage obligations	8,674	471	-	9,145
Total fixed-maturities available-for-sale	$1,173,043	$70,256	$(416)	$1,242,883
26

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturities held-to-maturity U.S. Treasury securities and obligations of U.S government instrumentalities	$614	$201	$-	$815
Residential mortgage-backed securities	164	17	-	181
Certificates of deposits	1,089	-	-	1,089
Total fixed-maturities held-to-maturity	$1,867	$218	$-	$2,085

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held-to-maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$615	$158	$-	$773
Residential mortgage-backed securities	165	1	-	166
Certificates of deposits	1,080	-	-	1,080
Total fixed-maturities held-to-maturity	$1,860	$159	$-	$2,019

	2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$112,171	$6,119	$(3,385)	$114,905

	2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other invested assets - Alternative investments	$97,575	$3,721	$(788)	$100,508

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, were as follows:

	2020
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$1,539	$(9)	1	$-	$-	-	$1,539	$(9)	1
Residential mortgage-backed securities	3,624	(57)	1	-	-	-	3,624	(57)	1
Collateralized mortgage obligations	6,060	(21)	2	-	-	-	6,060	(21)	2
Total fixed-maturities available-for-sale	$11,223	$(87)	4	$-	$-	-	$11,223	$(87)	4
Other invested assets - Alternative investments	$12,584	$(808)	4	$16,396	$(2,577)	6	$28,980	$(3,385)	10

	2019
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Municipal securities	$10,656	$(22)	3	$-	$-	-	$10,656	$(22)	3
Corporate bonds	5,047	(74)	1	-	-	-	5,047	(74)	1
Residential mortgage backed securities	79,902	(320)	16	-	-	-	79,902	(320)	16
Total fixed-maturities available-for-sale	$95,605	$(416)	20	$-	$-	-	$95,605	$(416)	20
Other invested assets - Alternative investments	$24,437	$(605)	8	$10,580	$(183)	1	$35,017	$(788)	9

The Company regularly monitors and evaluates the difference between the amortized cost and estimated fair value of fixed-maturity securities.  For fixed-maturity securities with a fair value below amortized cost, the process includes evaluating: (1) the extent to which the estimated fair value has been less than amortized cost, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest, and (5) other factors, as applicable.  This process is not exact and requires further consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, an allowance for credit losses is not recorded.

Because of the subjective nature of the Company’s analysis and the judgment that must be applied in it, the Company could reach a different conclusion about whether to impair a security if it had access to additional information about the investee.  Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The Company’s process for identifying and reviewing available-for-sale and other invested assets for impairments during any quarter includes the following:

•
Identification and evaluation of securities that have possible indications of impairment, which includes an analysis of all investments with gross unrealized investment losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $100;

•
For any securities with a gross unrealized investment loss we might review and evaluate the investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors;

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having a credit-related impairment; and

•	Determination of the status of each analyzed security as credit-impaired or not, with documentation of the rationale for the decision.

The Company reviews the available-for-sale and other invested assets portfolios under the Company’s impairment review policy.  Given market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and material allowances for credit losses may be recorded in future periods.  The Company from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

•
Obligations of government-sponsored enterprises:  The unrealized losses of these securities were mainly caused by fluctuations in interest rates and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. In addition, they have investment-grade ratings. The Company does not consider these investments to be credit-impaired because of several factors: the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity; and because the Company expects to collect all contractual cash flows.

•
Residential mortgage-backed securities and Collateralized mortgage obligations: The unrealized losses on these investments were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior, typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns. The Company does not consider these investments to be credit-impaired because of several factors: the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity; and because the Company expects to collect all contractual cash flows.

•	Alternative Investments: As of December 31, 2020, alternative investments with unrealized losses were not considered credit-impaired based on market conditions.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2020 were as follows:

	Amortized Cost	Estimated Fair Value

Securities available-for-sale
Due in one year or less	$36,645	$36,935
Due after one year through five years	583,264	628,468
Due after five years through ten years	194,778	209,096
Due after ten years	149,980	183,164
Residential mortgage-backed securities	249,801	271,231
Collateralized mortgage obligations	12,954	13,571
	$1,227,422	$1,342,465
Securities held-to-maturity
Due in one year or less	$1,089	$1,089
Due after five years through ten years	614	815
Residential mortgage-backed securities	164	181
	$1,867	$2,085

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $6,884 and $6,940 (fair value of $7,526 and $7,274) at December 31, 2020 and 2019, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).

Investments with an amortized cost of $227,890 and $145,981 (fair value of $250,088 and $152,916) at December 31, 2020 and 2019, respectively, were pledged with the Federal Home Loan Bank of New York (FHLBNY) to secure short-term borrowings.
30

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

4.	Realized and Unrealized Gains

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, is as follows:

	2020	2019	2018

Realized gains (losses)
Fixed-maturity securities:
Securities available-for-sale
Gross gains	$3,943	$3,844	$3,730
Gross losses	(488)	(387)	(18,627)
Total fixed-maturity securities	3,455	3,457	(14,897)
Equity investments:
Gross gains	1,852	3,056	16,045
Gross losses	(5,074)	(1,669)	(2,290)
Gross losses from impaired securities	(678)	-	-
Total equity investments	(3,900)	1,387	13,755
Other invested assets:
Gross gains	1,086	1,055	1,492
Gross losses	-	(56)	(52)
Total other invested assets	1,086	999	1,440
Net realized gains on securities	$641	$5,843	$298

The gross losses from impaired securities during the year ended December 31, 2020 are related to an equity method investment held by the Company.

	2020	2019	2018

Changes in unrealized gains (losses)
Recognized in accumulated other comprehensive income (loss)
Fixed-maturities – available-for-sale	$45,203	$38,807	$(14,104)
Other invested assets	(199)	1,545	1,073

Not recognized in the consolidated financial statements
Fixed-maturities – held-to-maturity	$59	$32	$(29)

The change in deferred tax asset (liability) on unrealized gains (losses) recognized in Accumulated Other Comprehensive Income during the years 2020, 2019, and 2018 was ($9,160), ($8,206), and $2,292, respectively.

As of December 31, 2020 and 2019 no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

5.	Net Investment Income

Interest and/or dividend income for the years ended December 31 were are as follows:

	2020	2019	2018

Fixed maturities	$38,919	$42,005	$43,873
Equity securities	13,158	12,453	12,261
Other invested assets	3,545	3,436	1,679
Policy loans	809	761	754
Cash equivalents and interest-bearing deposits	483	1,602	1,407
Other	633	1,750	1,935
Total	$57,547	$62,007	$61,909

6.	Premium and Other Receivables, Net

Premium and Other Receivables, Net as of December 31 were as follows:

	2020	2019

Premium	$106,322	$188,861
Self-funded group receivables	26,412	28,672
FEHBP	12,830	13,894
Agent balances	31,509	30,784
Accrued interest	10,418	11,307
Reinsurance recoverable	216,314	239,767
Other	135,774	110,952
	539,579	624,237
Less allowance for doubtful receivables:
Premium	37,231	36,622
Other	13,508	19,923
	50,739	56,545
Premium and other receivables, net	$488,840	$567,692

As of December 31, 2020 and 2019, the Company had premiums and other receivables of $53,397 and $49,176, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations. The related allowance for doubtful receivables as of December 31, 2020 and 2019 were $23,752 and $22,091, respectively.

Reinsurance recoverable as of December 31, 2020 and 2019 includes $172,021 and $189,621 related to catastrophe losses covered by the Property and Casualty segment’s reinsurance program.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

7.	Deferred Policy Acquisition Costs and Value of Business Acquired

The change in deferred policy acquisition costs and value of business acquired for the years ended December 31 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2017	177,721	23,067	200,788

Additions	51,144	-	51,144
VOBA interest at an average rate of 5.11%	-	1,120	1,120
Amortization	(35,005)	(2,888)	(37,893)
Net change	16,139	(1,768)	14,371
Balance, December 31, 2018	193,860	21,299	215,159

Additions	59,399	-	59,399
VOBA interest at an average rate of 4.53%	-	1,031	1,031
Amortization	(37,496)	(3,208)	(40,704)
Net change	21,903	(2,177)	19,726
Balance, December 31, 2019	$215,763	$19,122	$234,885

Additions	57,458	3,700	61,158
VOBA interest at an average rate of 4.47%	-	923	923
Amortization	(45,687)	(2,954)	(48,641)
Net change	11,771	1,669	13,440
Balance, December 31, 2020	$227,534	$20,791	$248,325

A portion of the amortization of the DPAC and VOBA is recorded as an amortization expense and included within the operating expenses in the accompanying Consolidated Statements of Earnings.  The remaining portion of the DPAC and VOBA amortization includes the unrealized investment gains and losses that would have been amortized if such gains and losses had been realized, which for the years ended December 31, 2020 and 2019 was ($2,478) and ($2,028), respectively, and is included within the unrealized gains on securities component of other comprehensive income.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2021	$2,683
2022	1,810
2023	1,608
2024	1,430
2025	1,280

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

8.	Property and Equipment, Net

Property and Equipment, Net as of December 31 is composed of the following:

	2020	2019

Land	$15,867	$10,976
Buildings and leasehold improvements	128,629	92,752
Office furniture and equipment	32,547	27,878
Computer equipment and software	136,801	133,922
Automobiles	667	761
	314,511	266,289
Less accumulated depreciation and amortization	182,537	177,701
Property and equipment, net	$131,974	$88,588

The Company recognized depreciation expense on property and equipment of $13,866, $13,880 and $12,583 for the years ended December 31, 2020, 2019, and 2018, respectively.

On June 19, 2020, the Company acquired a nine-story office building (the Building), located at 1451 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, as well as the adjoining multi-level parking structure and a parking lot. See Note 13 for further information on the credit agreement obtained to partially finance the acquisition of the Building.

9.	Goodwill

Certain business combination transactions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired and is assigned to reporting units.  Goodwill recorded as of December 31, 2020 and 2019 was $28,614 and $28,599, respectively, which mostly all is attributable to the Medicare Advantage reporting unit within the Managed Care segment.

In an effort to expand the health clinics reporting unit, the Company purchased on April 1, 2019 various health clinics across different municipalities in Puerto Rico, resulting in a recognition of goodwill of $3,217.

As required by accounting guidance, annual goodwill impairment tests were performed and based on the results of the tests no impairment charge was required during the years ended December 31, 2020, 2019, and 2018.  If the Company does not achieve its earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment tests could be adversely affected and result in future impairment charges that would negatively impact its operating results.  Cumulative goodwill impairment charges were $2,369 as of December 31, 2020 and 2019, all related to the health clinics reporting unit.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

10.	Fair Value Measurements

Assets recorded at fair value in the Consolidated Balance Sheets are categorized based on the level of judgment associated with the inputs used to measure their fair value.  Level inputs, as defined by current accounting guidance for fair value measurements and disclosures, are as follows:

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

The Company uses observable inputs when available. Fair value is based on quoted market prices when available. The Company limits valuation adjustments to those deemed necessary to ensure that the security’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria.  The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results.  The fair value measurement levels are not indicative of risk of investment.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2020 and 2019.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2020	2019
Balance as of January 1,	$5,209	$3,805
Unrealized gain in other accumulated comprehensive income	(107)	154
Purchases	-	1,250
Balance as of December 31,	$5,102	$5,209

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, for assets measured at fair value on a recurring basis:

	2020
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Obligations of government-sponsored enterprises	$-	$25,152	$-	$25,152
U.S. Treasury securities and obligations of U.S.-government instrumentalities	111,687	-	-	111,687
Municipal securities	-	701,028	-	701,028
Corporate bonds	-	219,796	-	219,796
Residential agency mortgage-backed securities	-	271,231	-	271,231
Collaterized mortgage obligations	-	13,571	-	13,571
Total fixed-maturities	$111,687	$1,230,778	$-	$1,342,465

Equity investments	$220,118	$179,108	$5,102	$404,328

	2019
	Level 1	Level 2	Level 3	Total

Securities available-for-sale
Fixed-maturity securities
Obligations of government-sponsored enterprises	$-	$17,686	$-	$17,686
U.S. Treasury securities and obligations of U.S.-government instrumentalities	107,009	-	-	107,009
Municipal securities	-	629,764	-	629,764
Corporate bonds	-	208,743	-	208,743
Residential agency mortgage-backed securities	-	270,536	-	270,536
Collaterized mortgage obligations	-	9,145	-	9,145
Total fixed-maturities	$107,009	$1,135,874	$-	$1,242,883

Equity securities	$177,136	$105,180	$5,209	$287,525

The fair value of fixed-maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which use previously evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. For structured securities, cash flow and loan performance data, when available, is also used.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available, and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The fair value of an equity security included in level 3 was based using the NAV of the Company’s ownership interest in the partnership.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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

To estimate the fair value of each class of these Level 2 financial instruments, the following methods, assumptions and inputs are used:

•
Policy loans – these financial instruments have no stated maturity dates and are part of the related insurance contract. The carrying amount of policy loans approximates fair value because their interest rate is reset periodically in accordance with current market rates.

•	Policyholder deposits – the fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

•	Long-term borrowings – the carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

11.	Claim Liabilities and Claim Adjustment Expenses

The tables below present a reconciliation of the beginning and ending balances of Claim Liabilities in 2020, 2019 and 2018:

	2020
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$341,277	$367,981	$709,258
Reinsurance recoverable on claim liabilities	-	(137,017)	(137,017)
Net claim liabilities at beginning of year	341,277	230,964	572,241
Claims incurred
Current period insured events	2,772,084	112,296	2,884,380
Prior period insured events	33,654	(9,765)	23,889
Total	2,805,738	102,531	2,908,269
Payments of losses and loss-adjustment expenses
Current period insured events	2,408,173	65,414	2,473,587
Prior period insured events	293,187	65,450	358,637
Total	2,701,360	130,864	2,832,224
Net claim liabilities at end of year	445,655	202,631	648,286
Reinsurance recoverable on claim liabilities	-	138,816	138,816
Claim liabilities at end of year	$445,655	$341,447	$787,102
38

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The actual amounts of claims incurred in connection with insured events occurring in a prior period typically differ from estimates of such claims made in the prior-period.  Amounts included as incurred claims for prior-period insured events reflect the aggregate net amount of these differences.

The unfavorable development in the claims incurred and loss-adjustment expenses for prior-period insured events for 2020 are primarily due to higher than expected utilization trends in the Managed Care segment. The favorable development in the claims incurred and loss-adjustment expenses for prior-period insured events for 2019 are primarily due to better than expected utilization trends in the Managed Care segment.  The unfavorable developments in the claims incurred and loss-adjustment expenses for prior period insured events in 2018 is driven by an adverse development of approximately $128,678 in the Property and Casualty segment losses related to Hurricane Maria, partially offset by better than expected utilization trends in the Managed Care segment. Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $38,551, $34,251, and $30,783 that is included within the consolidated claims incurred during the years ended December 31, 2020, 2019 and 2018, respectively.

The following is information about incurred and paid claims development, net of reinsurance, as of December 31, 2020, as well as cumulative claim frequency.  Additional information presented includes total incurred-but-not-reported liabilities plus expected development on reported claims which is included within the net incurred claims amounts.

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
40

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2020

				(in thousands)
Incurred Year	(unaudited) 2019	2020	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2019	$2,556,027	$2,568,474	$10,523	37,971
2020		2,772,084	363,911	35,822
	Total	$5,340,558

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Incurred Year	(unaudited) 2019	2020
2019	$2,293,251	$2,557,951
2020		2,408,173
	Total	$4,966,124
All outstanding liabilities before 2019, net of reinsurance		71,221
Liabilities for claims and claim adjustment expenses, net of reinsurance		$445,655

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Property and Casualty
Claims liability for Property and Casualty represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expense for investigating and setting claims.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
Incurred Year	Incurred amount										Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$51,315	$50,287	$51,105	$50,776	$51,895	$52,099	$51,729	$51,684	$51,771	$51,807	$74	20,780
2012		49,040	49,856	48,900	49,817	48,945	48,186	47,731	47,725	47,340	94	21,243
2013			52,343	51,030	49,606	49,168	48,229	47,550	47,104	46,777	173	20,909
2014				48,430	45,410	43,707	42,547	41,457	41,147	40,702	275	19,110
2015					45,067	40,175	37,271	35,505	34,889	34,149	332	18,047
2016						48,127	44,294	41,168	39,488	38,418	443	20,874
2017							60,694	187,376	189,162	195,376	2,406	39,466
2018								40,619	37,603	34,306	1,296	16,381
2019									43,589	34,373	4,107	10,311
2020										44,455	18,511	7,595
									Total	$567,703

Cumulative Paid claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$24,534	$34,835	$41,606	$44,996	$47,908	$49,598	$50,457	$50,761	$51,127	$$51,209
2012		22,677	33,620	40,406	43,663	45,607	46,094	46,441	46,625	46,724
2013			21,376	33,249	38,979	42,840	44,252	45,234	45,502	45,621
2014				18,752	28,657	33,809	36,875	37,857	38,773	39,214
2015					17,063	24,935	28,040	30,729	32,188	32,554
2016						20,099	28,996	32,820	34,546	35,395
2017							28,414	41,855	48,574	83,613
2018								16,555	24,402	26,997
2019									16,305	22,379
2020										19,431

										$403,137
	All outstanding liabilities before 2011, net of reinsurance									2,001
	Liabilities for claims and claims adjustment expenses, net of reinsurance									$166,567

The table below includes the average annual percentage payout of incurred claims by age, net of reinsurance, for the Property and Casualty segment, presented as required supplementary information as of December 31, 2020:

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Average	44.3%	20.7%	10.3%	8.5%	3.6%	1.9%	1.0%	0.4%	0.5%	0.2%
42

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The reconciliation of the net incurred and paid claims development tables, by segment, to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheets is as follows:

As of December 31, 2020

Net outstanding liabilities
Managed Care	$445,655
Property and Casualty	166,567
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	612,222

Reinsurance recoverable on unpaid claims - Property and Casualty	126,268

Insurance lines other than short-duration	49,932
Intersegment elimination	(1,320)
Total gross liability for unpaid claims and claim adjustment expense	$787,102

Claim Liabilities as of December 31, 2020 and 2019 include approximately $183,023 and $241,663, respectively, of gross losses related to the impact of Hurricanes Irma and Maria, which made landfall in Puerto Rico in September 2017.

12.	Federal Employees’ Health Benefits (FEHBP) and Federal Employees’ (FEP) Programs

FEHBP
In prior years, TSS entered in a contract, renewable annually, with the Office of Personnel Management (OPM) as authorized by the Federal Employees’ Health Benefits Act of 1959, as amended, to provide health benefits under the FEHBP.  The FEHBP covers postal and federal employees residing in the Commonwealth of Puerto Rico and the USVI, as well as retirees and eligible dependents.  The FEHBP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.

The accounting policies for the FEHBP are the same as those described in the Company’s summary of significant accounting policies.  Premium rates are determined annually by TSS and approved by the federal government.  Claims are paid to providers based on the guidelines determined by the federal government.  Operating expenses are allocated from TSS’s operations to the FEHBP based on applicable allocation guidelines (such as the number of claims processed for each program) and are subject to contractual expense limitations.

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
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.

The Company also has funds available related to the FEHBP amounting to $58,290 and $65,309 as of December 31, 2020 and 2019, respectively, and are included within Cash and Cash Equivalents in the accompanying Consolidated Balance Sheets.  Such funds are used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the Consolidated Balance Sheets.  The balance of such reserve as of December 31, 2020 and 2019 was $99,005 and $76,380, respectively. The Company did not receive contingency reserve payments during 2020, 2019 and 2018.  During the year ended December 31, 2020, 2019 and 2018, the Company returned excess reserves of $13,959, $6,006 and $23,030 to the contingency reserve fund, respectively.

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

FEP
In prior years, TSS entered in a contract with the BCBSA as per Contract No. C.S. 1039 with OPM to provide health benefits under one Government-wide Service Benefit Plan as contemplated in Title 5, Chapter 89, United States Code. The FEP covers employees and annuitants residing in the Commonwealth of Puerto Rico and the USVI as well as eligible dependents. The FEP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.  The accounting methodology and operations of the FEP are similar to those of the FEHBP as described above.

The claims payments and operating expenses charged to the FEP are subject to audit by the BCBSA. Management is of the opinion that the adjustments, if any, resulting from such audits will not have a significant effect in the accompanying consolidated financial statements. Operating expenses reimbursed in connection with the FEP have been audited through January 2020 by BCBSA.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

13.	Borrowings

Long-Term Borrowings

A summary of the borrowings entered by the Company as of December 31 is as follows:

	2020	2019

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.15% at December 31, 2020).	$4,627	$6,267
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 2.98% at December 31, 2020).	16,204	17,211
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 3.48% at December 31, 2020).	1,813	2,401
Secured loan payable of $31,350, payable in monthly installments of $105 through May 1, 2025, plus interest at prime rate (which was 3.25% at December 31, 2020). Last payment of $25,185 due on June 19, 2025.	30,723	-
Total borrowings	53,367	25,879
Less: unamortized debt issuance costs	616	185
	$52,751	$25,694

The secured loans payable maturing on 2023 and 2024 are guaranteed by a first mortgage held by the bank on the Company’s land, building and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.

On June 19, 2020, TSM entered into a $31,350 Credit Agreement (the Loan) with a commercial bank in Puerto Rico. The Company used the proceeds of the Loan to partially finance the acquisition of the Building (see Note 8).

The Loan is guaranteed by a mortgage over the Building, a pledge of all collateral related to the Building and an assignment of the rents collected for the lease of office space in the Building. Pursuant to the credit agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Monthly interest payments commenced on July 1, 2020, and will continue to be paid each month until the principal of the Loan has been paid in full.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Aggregate maturities of the Company’s borrowings as of December 31, 2020 are:

Year ending December 31
2021	$4,490
2022	4,490
2023	4,196
2024	14,484
2025	25,707
$53,367

The Company may, at its option and at any time, upon written notice as specified in the credit agreement, prepay prior to maturity all or any part of the Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year, 1% during the third year and thereafter at par.

The four term loans under credit agreements with commercial banks in Puerto Rico include certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Company’s business. The Company was in compliance with all these covenants as of December 31, 2020.

Interest expense on the above borrowings amounted to $1,362, $1,320, and $1,375, for the years ended December 31, 2020, 2019, and 2018, respectively.

Short-Term Borrowings
The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the FHLBNY and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances. The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of December 31, 2020 and 2019, the borrowing capacity was approximately $200,338 and $131,100, respectively. The outstanding balance as of December 31, 2020 and 2019 was $30,000 and $54,000, respectively.  The average interest rate of the outstanding balances was 0.33% and 1.79% as of December 31, 2020 and 2019, respectively.

•
As of December 31, 2020, TSS has $35,000 of available credit under repurchase agreements with broker-dealers, which are short-term borrowing facilities using securities as collateral. There are no outstanding short-term borrowings under these facilities as of December 31, 2020.

•
TSA has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico.  This line of credit has an interest rate of 30-day LIBOR plus 250 basis points and contains certain financial and non-financial covenants that are customary for this type of facility.  This line of credit matures on June 30, 2021 and had no outstanding balance as of December 31, 2020.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

14.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

		Premiums Earned			Claims Incurred(1)
	2020	2019	2018	2020	2019	2018

Gross	$3,681,830	$3,316,802	$3,009,830	$2,967,719	$2,645,599	$2,657,639
Ceded	(76,809)	(66,320)	(73,591)	(60,702)	(15,924)	(163,898)
Assumed	429	2,398	2,352	1,252	2,330	3,089
Net	$3,605,450	$3,252,880	$2,938,591	$2,908,269	$2,632,005	$2,496,830

(1)
 The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $38,551, $34,251 and $30,783 that is included within the consolidated claims incurred during the years ended December 31, 2020, 2019 and 2018, respectively.

TSS, TSA, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2020, 2019, and 2018 TSP placed 19.36%, 21.50%, and 16.45%, respectively of its reinsurance business with one reinsurance company.

TSS has excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year and are subject to modifications and negotiations at each renewal date.  Premiums ceded under these contracts amounted to $1,291, $1,446, and $1,524 in 2020, 2019 and 2018, respectively.  Claims ceded amounted to $453, $1,215, and $320, in 2020, 2019, and 2018, respectively.  Principal reinsurance agreements include an organ transplant excess of loss treaty, which covers:

•
For group policies, 80% of the claims up to a maximum of $800 (80% of $1,000), per person, per life. For other group policies with other options, the agreement covers 80% of the claims up to a maximum of $400 (80% of $500), per person, per life.

•
For policies provided to the active and retired employees of the Commonwealth of Puerto Rico and its instrumentalities, the treaty covers 100% of the claims up to a maximum of $1,000 per person, per life with major medical coverage, only if the covered person uses providers that are members of TSS network.

•
For policies provided to the municipalities of Puerto Rico, the treaty covers 100% of the claims up to a maximum of $250, per person, per life, and all other plans with lifetime covers 100% of the claims up to a maximum of $1,000, per person, per life.

TSA has an excess of loss reinsurance treaty whereby it cedes a portion of its premiums to a third party.  This reinsurance contract is for a period of one year and is subject to modifications and negotiations in each renewal date.  Premiums ceded under this contract amounted to $3,050, $2,850, and $2,300 in 2020, 2019, and 2018 respectively. Claims ceded amounted to $3,862, $3,186, and $1,804 in 2020, 2019, and 2018, respectively.  This reinsurance agreement includes an excess of loss reinsurance coverage for certain hospital inpatient, hospital outpatient, ambulance, and physician services as well as pharmaceutical drugs. This agreement covers a maximum of $2,000 per person, in excess of the Specific Deductible and Reimbursement Percentage, per agreement term.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

TSP utilized facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events.  TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes.  The incidence and severity of catastrophes are inherently unpredictable.  Under these treaties, TSP ceded premiums written were $61,145, $52,355, and $60,354, in 2020, 2019, and 2018, respectively. TSP ceded (refunded) claims incured were $50,295, ($3,368) and $152,704, in 2020, 2019 and 2018, respectively.

During 2018, as part of the catastrophe program, TSP signed a multiyear reinsurance contract providing for retroactive and prospective reinsurance coverage.  The retroactive coverage resulted in a deferred gain on retroactive reinsurance of $25,000, which is presented within the Accounts Payable and Accrued Liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.  The deferred gain on the retroactive reinsurance will be amortized using the recovery method.  The recovery method provides for the amortization in proportion to the estimated recoveries made as of the reporting date as a percentage of total estimated recoveries.

Ceded unearned reinsurance premiums arising from TSP reinsurance transactions amounted to $9,101 and $10,427 as of December 31, 2020 and 2019, respectively, and are reported as Other Assets in the accompanying Consolidated Balance Sheets.

Most principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal.  Current property and catastrophe reinsurance program was renewed effective April 1, 2020 for the twelve-month period ending March 31, 2021. Other contracts were renewed as expiring on January 1, 2021.

Principal reinsurance agreements are as follows:

•	Casualty excess of loss treaty provides reinsurance for losses up to $20,000, subject to a retention of $225.

•	Medical malpractice excess of loss treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•	Property reinsurance treaty includes proportional cessions and a per risk excess of loss contract limiting losses to $400 in $30,000 risks.

•	Catastrophe protection limits losses to $5,000 per event with losses up to approximately $809,000 in a $814,000 event.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $9,997, $8,337, and $8,780, in 2020, 2019, and 2018, respectively. Principal reinsurance agreements are as follows:

•
Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

•	Facultative pro rata agreements for the long‑term disability insurance, reinsuring 65% of the risk.

•	For certain policies, all personal accident and certain woman related cancer claims, the treaty covers 100% of the risk and for other cancer claims it covers 65% of the risk.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $200.

•
Excess of loss agreement for the major medical business in Costa Rica reinsuring 100% of all claims over $35 for claims incurred up to May 31, 2020 and claims over $50 for claims incurred on or after June 1, 2020.

15.	Income Taxes

The Company and its subsidiaries are subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source investment income.  The Company is potentially subject to income tax audits in the Commonwealth of Puerto Rico for the taxable year 2016 and after, until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete.

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

On December 22, 2017, U.S Government enacted the Tax Cut and Jobs Act (TCJA). The TCJA incorporates a series of changes in tax rates at the federal level applicable for taxable years beginning after December 31, 2017 and before January 1, 2026.  The U.S. federal maximum corporate income tax rate is reduced from 35% to a 21% flat rate. This change did not have a significant impact for the Company and its insurance subsidiaries since they are only taxed in that jurisdiction for passive income earned on investments, which continue to be subject to withholding at source at its gross level. In addition, the TCJA incorporates restrictions on insurance business exception to passive foreign investment company (PFIC) rules, that were taxed under the PFIC’s earnings, subject to an exception for certain income derived in the active conduct of an insurance business. At the moment, no significant impact for the Company has been identified.  We annually test our compliance with the new guidelines for Section 1297 PFIC test, at the insurance subsidiary level.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

On December 10, 2018, the Puerto Rico Government signed into Law Act 257 of 2018, better known as the Puerto Rico Tax Reform. With this Law, additional amendments are incorporated to the Puerto Rico Internal Revenue Code. Approved changes include: (i) a decrease in the maximum corporate tax rate from 39% to 37.5%; (ii) an increase from 80% to a 90% in the amount of net operating loss carryover deduction available to be claimed against current year net income for regular tax purposes; (iii) an increase in the withholding at source for services rendered from 7% to 10% ; (iv) a limitation in the amounts of net operating losses generated by a corporate shareholder allowed to be netted against net income distributed from a flow-through investment, not permitted for taxable years beginning after December 31, 2019; and (v) a revised large taxpayer definition to include flow-through entities and extend the determination of audited financial statement requirements at the group level.  The Puerto Rico Tax Reform also adds requirements for the deductibility of certain expenses as well as disclosure requirements related to any uncertain tax position (UTP) recorded following GAAP.  All of these changes are effective for taxable years beginning January 1, 2019.

On April 16, 2020, was signed into Law by the Government of Puerto Rico Act 40 of 2020, which incorporates additional amendments to the Puerto Rico Internal Revenue Code for a New Puerto Rico, as amended. Amendments focused on changes to the audited financial statement threshold requirements; corrects wording on Net Operating Losses to clarify that these will not consider the dividend receipt deduction; and states that for Capital Losses Carryover, they shall only be carried forward as a short term gains up to 90% of net capital gains for the year. In addition, it introduces changes to the filing due date of income tax returns of non-for-profits, exempt (grant) corporations, and insurance companies to June 15, for calendar year entities.
Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $1,981, $2,209, and $1,147, in 2020, 2019, and 2018, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.

The components of income tax expense (benefit) consisted of the following:

	2020	2019	2018

Current income tax expense	$26,853	$35,714	$2,212
Deferred income tax (benefit) expense	(2,285)	3,661	(32,078)
Total income tax expense (benefit)	$24,568	$39,375	$(29,866)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The income tax expense (benefit) differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2020	2019	2018

Income (loss) before taxes	$91,733	$132,252	$(93,172)
Statutory tax rate	37.50%	38.00%	39.00%
Income tax expense (benefit) at statutory rate	34,400	49,595	(36,337)
(Decrease) increase in taxes resulting from:
Exempt income, net	(10,510)	-	(2,330)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(3,379)	(4,823)	(3,445)
Effect of taxing capital gains at a preferential rate	1	(743)	194
Adjustment to deferred tax assets and liabilities for changes in statutory tax rates	-	-	9,217
Other adjustments to deferred tax assets and liabilities	736	(469)	(43)
Unrealized gains or losses included in earnings	1,338	(5,627)	4,625
Effect of extraordinary dividend distribution from the JUA Association - reported net of taxes in other income	-	(55)	-
Effect of net operating loss limitations	2,369	1,239	-
Tax credit benefit	(1,190)	(62)	(306)
Tax returns to provision true up	922	36	(798)
Subtotal	(9,713)	(10,504)	7,114
Other permanent disallowances, net:
Other	(46)	37	(229)
Other adjustments	(73)	247	(414)
Total income tax expense (benefit)	$24,568	$39,375	$(29,866)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The composition of the net deferred tax asset at December 31, 2020 and 2019 of the Company and its subsidiaries is as follows:

	2020	2019

Deferred tax assets
Allowance for doubtful receivables	$16,542	$18,882
Liability for pension benefits	59,205	15,378
Postretirement benefits	280	415
Deferred compensation	2,106	2,187
Accumulated depreciation	193	920
Impairment loss on investments	648	522
Contingency reserves	10,430	4,063
Share-based compensation	6,880	8,086
Alternative minimum income tax credit	3,998	3,432
Purchased tax credits	286	458
Net operating loss	56,930	51,246
Reinsurance agreement	9,375	9,375
Accrued liabilities	7,069	5,599
Difference in tax basis of investments portfolio	-	77
Other	2,137	1,349
Gross deferred tax assets	176,079	121,989
Less: valuation allowance	(7,765)	(6,705)
Deferred tax assets	168,314	115,284

Deferred tax liabilities
Deferred policy acquisition costs	(9,608)	(8,413)
Catastrophe loss reserve	(11,693)	(13,014)
Unrealized gain on securities available for sale	(23,843)	(14,965)
Unrealized gain on equity investments	(10,740)	(9,091)
Difference in tax basis of investments portfolio	(306)	-
Unamortized debt issue costs	(231)	(69)
Intangible asset	(492)	(669)
Employee benefits plan	(6,913)	(2,026)
Gross deferred tax liabilities	(63,826)	(48,247)
Net deferred tax asset	$104,488	$67,037

The net deferred tax asset shown in the table above at December 31, 2020 and 2019 is reflected in the Consolidated Balance Sheets as $119,534 and $77,294, respectively, in Deferred Tax Assets and $15,046 and $10,257, in Deferred Tax Liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences.  The valuation allowance is mostly related to the net operating losses generated by the Company’s USVI operations and the health clinic’s operations which based on the available evidence are not considered to be realizable at the reporting dates.

At December 31, 2020, the Company and its subsidiaries have net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $168,800, which are available to offset future taxable income for up to December 2030. The carryforwards generally expire in 2026 through 2030.  Except for the valuation allowance described in the previous paragraph, the Company concluded that as of December 31, 2020, it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize its deferred tax asset. This conclusion is based on the historical results of each entity, adjusted to exclude non-recurring conditions, and the forecast of future profitability.  Management will continue to evaluate on a quarterly basis if there are any significant events that will affect the Company’s ability to utilize these deferred tax assets.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2020 and 2019.

	2020	2019

Change in benefit obligation
Benefit obligation at beginning of year	$190,555	$159,477
Interest cost	6,073	6,992
Benefit payments	(9,176)	(9,672)
Actuarial loss	17,241	33,758
Benefit obligation at end of year	$204,693	$190,555
Accumulated benefit obligation at end of year	$204,693	$190,555
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$163,558	$134,957
Actual return on assets	(91,542)	36,273
Employer contributions	10,000	2,000
Benefit payments	(9,176)	(9,672)
Fair value of plan assets at end of year	$72,840	$163,558
Funded status at end of year	$(131,853)	$(26,997)

The amounts recognized in the Consolidated Balance Sheets as of December 31, 2020 and 2019 consist of the following:

	2020	2019

Pension liability	$131,853	$26,997
Net actuarial loss recognized in accumulated other comprehensive loss, net of a deferred tax of $55,848 and $12,692 in 2020 and 2019, respectively	100,685	27,907

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2020 and 2019.

	2020	2019

Discount rate	2.75%	3.25%
Expected return on plan assets	5.75%	6.25%
Rate of compensation increase	N/A	N/A

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income were as follows:

	2020	2019	2018

Components of net periodic benefit cost
Interest cost	$6,073	$6,992	$6,853
Expected return on plan assets	(8,840)	(8,835)	(9,020)
Actuarial loss	1,178	392	961
Settlement loss	-	-	2,110
Net periodic benefit (income) cost	$(1,589)	$(1,451)	$904

Net periodic benefit (income) cost includes settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.

The estimated net actuarial loss that will be amortized from Accumulated Other Comprehensive Loss into net periodic pension benefits cost during the next twelve months is $3,893.

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018

Discount rate	3.25%	4.50%	3.75%
Expected return on plan assets	6.25%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2020, the assumed target asset allocation for the program is: 45% to 55% in equity securities, 40% to 48% in debt securities, and 2% to 10% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35 to 65 percentile range of annual rates of return is 5.1% to 6.6%. The Company selected a rate from within this range of 6.25% for 2020 and 6.50% for 2019, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.15% reduction for other administrative expenses charged to the trust.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Plan assets

Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see Note 10.

The tables below summarize fair value measurements by level at December 31, 2020 and 2019 for assets measured at fair value on a recurring basis:

	2020
	Level 1	Level 2	Level 3	Total	NAV

Government obligations	$-	$4,127	$-	$4,127	$-
Non-agency backed securities	-	157	-	157	-
Corporate obligations	-	13,134	-	13,134	-
Real estate	-	-	-	-	6,033
Registered investments	1,183	1,886	-	3,069	-
Common/Collective trusts	-	46,006	-	46,006	-
Common stocks	1,196	-	-	1,196	-
Interest-bearing cash	371	-	-	371	-
Derivatives	-	2	-	2	-
	$2,750	$65,312	$-	$68,062	$6,033

	2019
	Level 1	Level 2	Level 3	Total	NAV

Government obligations	$-	$6,782	$-	$6,782	$-
Non-agency backed securities	-	656	-	656	-
Corporate obligations	-	9,353	-	9,353	-
Limited Liability Corporations	-	-	-	-	126,989
Real estate	-	-	-	-	6,720
Registered investments	3,754	382	-	4,136	-
Common/Collective trusts	-	7,527	-	7,527	-
Common stocks	1,885	-	-	1,885	-
Preferred stocks	-	14	-	14	-
Interest-bearing cash	300	-	-	300	-
	$5,939	$24,714	$-	$30,653	$133,709

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
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

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

•	The strategic of long-term allocation of assets among various asset classes is an important driver of long‑term returns.

•	Relative performance of various asset classes is unpredictable in the short‑term and attempts to shift tactically between asset classes are unlikely to be rewarded.

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

Cash flows
The Company expects to contribute $10,000 to its pension program in 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2021	$11,805
2022	10,378
2023	10,611
2024	10,664
2025	10,656
2026 – 2029	56,709

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

Non-contributory Supplemental Pension Plan
In addition, the Company sponsors a non-contributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2020 and 2019, the Company had recorded a pension liability of $7,758 and $7,468, respectively.  The charge to accumulated other comprehensive loss related to the non-contributory pension plan at December 31, 2020 and 2019 amounted to $828 and $562, respectively, net of a deferred tax asset of $519 and $359, respectively.

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

In December 2020, TSP received the approval of the Commissioner of Insurance to withdraw $5,000 from the catastrophe fund following the payment of catastrophe losses of the earthquake that hit the southwest part of Puerto Rico in January 2020.  During January 2021, TSP withdrew the $5,000 from the catastrophe fund. Also, TSP presented a petition for approval to the Commissioner of Insurance to withdraw an additional $5,300 from the catastrophe fund covering losses related to Hurricane Irma, which is still under evaluation.
The interest-earning assets in this fund, which amounted to $43,124 and $41,047 as of December 31, 2020 and 2019, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2020 and 2019 since the level of the catastrophe reserve exceeded 8% of the catastrophe exposure.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

TSP retained earnings are restricted in the accompanying Consolidated Balance Sheets by the total catastrophe loss reserve balance, which as of December 31, 2020 and 2019 amounted to $35,904 and $39,425, respectively.

18.	Stockholders’ Equity

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

Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2020 and 2019, there are no issued and outstanding preferred shares.

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

The accumulated earnings of TSS, TSA, TSV, TSB, and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2020, the dividends permitted to be distributed in 2021 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $25,619.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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

In August 2017 the Company’s Board of Directors authorized a $30,000 repurchase program (2017 $30,000 program) of its Class B common stock.  In February 2018 the Company’s Board of Directors authorized a $25,000 expansion of this program.  In October 2019 the Company’s Board of Directors authorized an expansion to this repurchase program increasing its remaining balance up to a total of $25,000, effective November 2019. This program was completed in May 2020.

The stock repurchase activity under active stock repurchase programs for the years ended December 31 was:

	2020			2019			2018

	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2017 $30,000 program	952,820	$15.72	$14,982	527,881	$18.92	$9,989	903,888	$24.76	$22,390

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

20.	Comprehensive Income

The accumulated balances for each classification of Other Comprehensive Income are:

	Unrealized Gains on Securities	Liability for Pension Benefits	Accumulated Other Comprehensive Income

Beginning balance at December 31, 2019	$57,830	$(28,467)	$29,363
Net current period change	37,654	(73,807)	(36,153)
Reclassification adjustments for gains and losses reclassified in income	(3,795)	765	(3,030)
Ending balance at December 31, 2020	$91,689	$(101,509)	$(9,820)

The related deferred tax effects allocated to each component of Other Comprehensive Income in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income in 2020, 2019 and 2018 are:

	2020
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$47,067	$(9,413)	$37,654
Less reclassification adjustment for gains and losses realized in income	(4,541)	746	(3,795)
Net change in unrealized gain	42,526	(8,667)	33,859
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	1,224	(459)	765
Net change arising from assumptions and plan changes and experience	(118,092)	44,285	(73,807)
Net change in liability for pension benefits	(116,868)	43,826	(73,042)
Net current period change	$(74,342)	$35,159	$(39,183)
61

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

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
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

21.	Share-Based Compensation

In December 2007, the Company adopted the 2007 Incentive Plan (the 2007 plan), which permits the Board to grant stock options, restricted stock awards and performance awards to eligible officers, directors and employees. The 2007 plan authorized the granting of up to 4,700,000 of Class B common shares of authorized but unissued stock. The 2007 plan was terminated in April 2017, when the 2017 Incentive Plan (the 2017 plan) was adopted.  The 2017 plan permits the Board to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards, to our officers and employees.  In addition, the 2017 plan authorizes the grant of equity-based compensation incentives to our directors and to any independent contractor and consultants.  The 2017 plan originally authorized the granting of up to 1,700,000 of Class B common shares plus the number of shares that were subject to any outstanding awards under the 2007 plan that are forfeited, cancelled, expire, terminate or otherwise lapse, in whole or in part, without the delivery of the shares. In October 2020 an additional 1,100,000 of Class B common shares were authorized under the 2017 plan. At December 31, 2020, there were 1,133,224 shares available for the Company to grant under the 2017 Plan.

Stock options and SARs can be granted with an exercise price, which shall not be less than the stock’s fair market value at the grant date. The term of stock options and SARs shall be fixed by the Board of Directors but shall not exceed 10 years from the date of grant.  The restricted stock, restricted stock units and performance awards are issued at the fair value of the stock on the grant date.  Restricted stock awards and restricted stock units vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards are achieved.

There was no stock option activity during the years ended December 31, 2020, 2019 and 2018. No options were granted during the three years ended December 31, 2020, 2019 and 2018.  No cash was received from stock options exercises during the years ended December 31, 2020, 2019 and 2018. During the years ended December 31, 2020, 2019, and 2018, 21,368, 6,124  and 29,779 shares, respectively, were repurchased and retired as the result of non-cash tax withholding upon vesting of shares.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

A summary of the status of the Company’s non-vested restricted and performance shares as of December 31, 2020, and changes during the year ended December 31, 2020, are presented below:

	Restricted Awards		Performance Awards
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Exercise Price

Outstanding balance at January 1, 2020	308,387	$24.16	515,688	$25.60
Granted	228,157	14.89	521,357	14.44
Lapsed	(167,701)	23.23	(200,801)	26.50
Forfeited (due to termination)	(5,671)	19.03	(29,882)	22.19
Quantity adjusted (due to performance payout more than 100%), net of forfeited	-	-	(32,008)	26.50
Outstanding balance at December 31, 2020	363,172	$18.87	774,354	$18.05

The weighted average grant date fair value of restricted shares granted during the year 2020, 2019 and 2018 were $14.89, $24.53, and $28.49, respectively. Total fair value of restricted stock vested during the year ended December 31, 2020, 2019 and 2018 was $3,896, $2,861 and $2,390, respectively.

At December 31, 2020, there was $11,200 of total unrecognized compensation cost related to non-vested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.95 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

22.	Net Income Available to Stockholders and Basic Net Income per Share

The table below sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31:

	2020	2019	2018

Numerator for earnings per share
Net income (loss) attributable to TSM available to stockholders	$67,189	$92,894	$(63,302)
Denominator for basic earnings per share – Weighted average of common shares	23,179,544	23,318,742	22,975,385
Effect of dilutive securities	130,198	66,551	-
Denominator for diluted earnings per share	23,309,742	23,385,293	22,975,385
Basic net income (loss) per share attributable to TSM	$2.90	$3.98	$(2.76)
Diluted net income (loss) per share attributable to TSM	$2.88	$3.97	$(2.76)

The Company excluded the effect of dilutive securities during the year ended December 31, 2018 because their effect would have been anti-dilutive given the net loss attributable to stockholders during this year.  If the Company had generated income from continuing operations during the year ended December 31, 2018, the effect of the restricted stock awards on the diluted shares calculation would have been an increase in shares of 81,023 shares.
64

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

23.	Leases

The Company’s subsidiaries lease their regional offices, certain equipment and warehouse facilities under non-cancelable operating leases.  These contracts generally do not include purchase options or residual value guarantees.  The remaining lease terms ranges from 0.2 to 13.9 years.  The Company identifies leases when it has both the right to obtain substantially all economic benefits from the use of the asset and the right to direct the use of the asset.

The Company recognizes the right-of-use assets and lease liabilities related to operating leases in its Consolidated Balance Sheets within Other Assets and Accounts Payables and Accrued Liabilities, respectively. As of December 31, 2020, the right-of-use asset and lease liabilities balance was $12,957 and $13,191, respectively.  As of December 31, 2019, the right-of-use asset and lease liabilities balance was $10,438 and $10,586, respectively.  The weighted-average remaining lease term was 5.9 years and 5.8 years as of December 31, 2020 and 2019, respectively.

The Company uses the incremental borrowing rate for purposes of discounting lease payments for our operating leases since our lease agreements do not provide a readily determinable implicit rate. We estimate our incremental borrowing rate using an interest rate index to which we add a credit spread based on financing transactions with a similar credit risk profile.  The weighted-average discount rate of our operating leases was 4.6% and 5.3% as of December 31, 2020 and 2019, respectively.

The Company adopted the following two accounting policies as a result of the adoption of the ASU 2016-02: Leases (Topic 842): (1) to not separate lease components from non-lease components and (2) to not apply the recognition requirements of ASC 842 to short-term leases.

Undiscounted cash flows of operating leases are shown below:

Year ending December 31

2021	$3,961
2022	3,366
2023	2,330
2024	1,856
2025	709
Thereafter	2,888
Total lease payments	15,110
Less: imputed interest	(1,919)
Total	$13,191

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The following presents the lease cost recognized by the Company:

For the years ended December 31,

	2020	2019
Operating lease cost	$4,600	$4,900
Short-term lease cost	977	509
	$5,577	$5,409

The Company leases certain floors of one of its buildings and generates rental income. Maturity analysis of lease payments to be received from its lessees as of December 31, 2020, is summarized as follows:

Year ending December 31,

2021	$1,909
2022	1,947
2023	1,986
2024	2,026
2025	1,177
Thereafter	1,448
$10,493

24.	Commitments

Pursuant to the provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (JUA).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the JUA, and accordingly, may be subject to assessments to cover obligations of the JUA or may receive refund distributions for good experience.  The Company received $212, $172 and $215 in 2020, 2019 and 2018, respectively, as an ordinary dividend.

25.	Contingencies

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
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

As of December 31, 2020, the Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. However, there are legal proceedings where a loss is reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses in excess of established reserves is, in the aggregate, from $0 to approximately $10,000 at December 31, 2020.  The outcome of legal proceedings is inherently uncertain, and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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
December 31, 2020, 2019, and 2018
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

Prior to consolidation, motions to dismiss were filed by several plans, including TSS, whose request was ultimately denied by the court without prejudice. On April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico against TSS. Said complaint, nonetheless, is believed not to preclude TSS’ jurisdictional arguments. Since inception, the Company has joined BCBSA and other Blue Plans in vigorously contesting these claims. On April 5, 2018, the United States District Court for the Northern District of Alabama, Southern Division, issued its ruling on the parties’ respective motions for partial summary judgment on the standard of review applicable to plaintiffs’ claims under Section 1 of the Sherman Act and subscriber plaintiffs’ motion for partial summary judgment on the Blue Plan’s single entity defense. After considering the “undisputed” facts (for summary judgment purposes only) and evidence currently on record in the light most favorable to defendants, the court essentially found that: (a) the combination of Exclusive Service Areas and the National Best Efforts Rule are subject to the Per Se standard of review; (b) there remain genuine issues of material fact as to whether defendants’ conduct can be shielded by the “single entity” defense; and (c) claims concerning the BlueCard Program and uncoupling rules are due to be analyzed under the Rule of Reason standard.

On April 16, 2018 Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the Court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018 Hon. Judge Proctor agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling. The parties re-commenced mediation with subscribers in April 2019 and with providers in September 2019. On July 29, 2020, the Defendants reached a settlement agreement with subscribers, which was subject to approval by the BCBSA and Member Plans boards, as well as from the Federal District Court for the Northern District of Alabama. Following the BCBSA Board of Directors and Members Plans’ August 14th, 2020 approval, on September 30, 2020, the Company’s Board of Directors voted to approve the Settlement Agreement. On November 30, 2020, the Federal District Court for the Northern District of Alabama issued its Memorandum Opinion and Preliminary Order approving settlement terms.  The Settlement Agreement requires a monetary settlement payment from defendants. The Company’s portion of the monetary settlement payment is estimated at $32,000, which was accrued during the year ended December 31, 2020 and is presented within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

26.	Statutory Accounting

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

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2020 and 2019 is approximately 1.5% and 1.7%, respectively, lower than the combined reported statutory capital and surplus.

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” in order to avoid regulatory monitoring and intervention.  The Company Action Level is currently set at 200% of the RBC for TSA, since it is organized as a health service organization, and 300% of the RBC for TSS, TSV, and TSB. The RBC requirement for TSP is 300%, but compliance with certain trend analysis can lower this requirement to 200%.  As of December 31, 2020 and 2019, all regulated subsidiaries comply with minimum statutory reserve requirements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income (loss) for the regulated subsidiaries at December 31, 2020, 2019 and 2018:

(dollar amounts in millions)	2020	2019	2018

Net admitted assets	$2,473	$2,394	$2,089
Capital and surplus	771	767	602
RBC requirement	641	546	312
Net income (loss)	53	68	(32)

As more fully described in Note 17, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $35,904 and $43,124 as of December 31, 2020, respectively. The total catastrophe loss reserve and trust fund amounted to $39,425 and $41,047 as of December 31, 2019, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see Note 3).  Investments with an amortized cost of $6,884 and $6,940 (fair value of $7,526 and $7,274) at December 31, 2020 and 2019, respectively, were deposited with the Commissioner of Insurance. As a result, the combined restricted assets for our regulated subsidiaries were $50,008 and $47,987 as of December 31, 2020 and 2019, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

27.	Supplementary Information on Cash Flow Activities

	2020	2019	2018

Supplementary information
Non-cash transactions affecting cash flow activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax liability (asset) of $8,667, $7,802, and ($1,870) in 2020, 2019, and 2018 respectively	$(33,859)	$(30,522)	$9,048
Change in liability for pension benefits, and deferred income tax (asset) liability of ($43,826), ($2,532), $457, in 2020, 2019, and 2018, respectively	73,042	4,221	(738)
Repurchase and retirement of common stock	(382)	(119)	(748)
Stock dividend	-	(24,655)	-
Issuance of common stocks	-	1,200	-
Capitalization of lease right of use asset	8,014	10,438	-
Other
Income taxes paid	40,568	3,147	8,978
Interest paid	7,986	7,672	6,903

28.	Segment Information

The operations of the Company are conducted principally through three reportable business segments: Managed Care, Life Insurance, and Property and Casualty Insurance.  Reportable business segments were identified according to the type of insurance products offered and are consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

Managed Care Segment
This segment is engaged in the sale of managed care products to the Medicare, Commercial, and Medicaid market sectors. The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

●
The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,553,455, $1,408,039, and $1,130,226 for the years ended December 31, 2020, 2019, and 2018, respectively.

●
Under its Commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $13,349, $16,805 and $24,186 for years ended December 31, 2020, 2019, and 2018, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

●
The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico and the USVI. Earned premiums revenue related to this contract amounted to $159,588, $161,716 and $150,232 for the years ended December 31, 2020, 2019, and 2018, respectively (see Note 12).

●
The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico.  Earned premium revenue related to this business amounted to $953,208, $778,263, and $776,038 for the years ended December 31, 2020, 2019, and 2018, respectively.

Life Insurance Segment
This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

Property and Casualty Insurance segment
The predominant insurance products of this segment are commercial package, commercial auto, and personal package. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to the segment, net of commissions. Remittances are generally due 60 days after the closing date of the general agent’s account current.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31:

	2020	2019	2018

Operating revenues
Managed care
Premiums earned, net	$3,320,181	$2,985,600	$2,687,773
Fee revenue	12,585	9,946	14,701
Intersegment premiums/fee revenue	2,525	6,269	5,690
Net investment income	20,783	23,468	23,827
Total managed care	3,356,074	3,025,283	2,731,991
Life
Premiums earned, net	193,889	180,204	167,888
Intersegment premiums	2,066	1,987	668
Net investment income	27,317	27,323	25,658
Total life	223,272	209,514	194,214
Property and casualty
Premiums earned, net	91,380	87,076	82,930
Intersegment premiums	613	613	613
Net investment income	8,974	9,773	10,800
Total property and casualty	100,967	97,462	94,343
Other segments*
Intersegment service revenues	10,630	8,836	283
Operating revenues from external sources	8,991	8,553	5,794
Total other segments	19,621	17,389	6,077
Total business segments	3,699,934	3,349,648	3,026,625
TSM operating revenues from external sources	473	1,443	1,624
Elimination of intersegment premiums	(5,204)	(8,869)	(6,971)
Elimination of intersegment service revenue	(10,630)	(8,836)	(283)
Consolidated operating revenues	$3,684,573	$3,333,386	$3,020,995

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

	2020	2019	2018

Operating income (loss)
Managed care	$38,301	$61,907	$26,468
Life	27,796	21,912	19,901
Property and casualty	19,829	14,492	(110,119)
Other segments*	(6,217)	(3,054)	8
Total business segments	79,709	95,257	(63,742)
TSM operating revenues from external sources	473	1,443	1,624
TSM unallocated operating expenses	(7,940)	(8,588)	(8,815)
Elimination of TSM charges	9,612	9,612	9,600
Consolidated operating income (loss)	81,854	97,724	(61,333)
Consolidated net realized investment gains	641	5,843	298
Consolidated net unrealized investment gains (losses) on equity securities	7,639	32,151	(36,546)
Consolidated interest expense	(7,986)	(7,672)	(6,903)
Consolidated other income, net	9,585	4,206	11,312
Consolidated income (loss) before taxes	$91,733	$132,252	$(93,172)

	2020	2019	2018
Depreciation and amortization expense
Managed care	$10,478	$11,527	$10,525
Life	1,226	1,081	1,134
Property and casualty	381	385	384
Other segments*	1,261	910	705
Total business segments	13,346	13,903	12,748
TSM depreciation expense	1,057	697	787
Consolidated depreciation and amortization expense	$14,403	$14,600	$13,535

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.
74

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share and share data)

	2020	2019	2018

Assets
Managed care	$1,319,389	$1,190,538	$1,078,262
Life	1,051,819	981,370	863,470
Property and casualty	583,404	592,758	747,583
Other segments*	34,020	28,346	20,705
Total business segments	2,988,632	2,793,012	2,710,020
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	16,489	28,167	57,818
Property and equipment, net	68,678	25,623	21,733
Other assets	88,684	37,176	22,521
	173,851	90,966	102,072
Elimination entries – intersegment receivables and others	(74,065)	(65,152)	(51,844)
Consolidated total assets	$3,088,418	$2,818,826	$2,760,248

	2020	2019	2018
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$12,504	$9,687	$2,585
Life	18,336	17,442	(11,285)
Property and casualty	3,503	3,023	(583)
Other segments*	-	-	-
Total business segments	34,343	30,152	(9,283)
Amount related to TSM	(484)	370	235
Consolidated net change in unrealized (loss) gain on securities available for sale	$33,859	$30,522	$(9,048)

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinics.

29.	Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2020	2019

Assets:
Cash and cash equivalents	$973	$3,712
Securities available-for-sale, at fair value:
Equity Securities (cost of $5,853 in 2019)	-	5,857
Other invested assets, measured at net asset value (amortized cost of $15,234 in 2020 and $17,711 in 2019)	15,516	18,598
Investment in subsidiaries	957,299	878,695
Notes receivable and accrued interest from subsidiaries	61,479	59,085
Due from subsidiaries	17,521	19,575
Deferred tax asset	63,934	20,701
Other assets	93,428	42,098
Total assets	$1,210,150	$1,048,321

Liabilities:
Notes payable and accrued interest to subsidiary	19,876	18,965
Due to subsidiaries	9,657	1,531
Long-term borrowings	52,751	25,694
Liability for pension benefits	139,611	34,465
Other liabilities	20,025	23,801
Total liabilities	241,920	104,456

Stockholders’ equity:
Common stock, class B	23,430	23,800
Additional paid-in-capital	57,399	60,504
Retained earnings	897,221	830,198
Accumulated other comprehensive income, net	(9,820)	29,363
Total stockholders’ equity	968,230	943,865
Total liabilities and stockholders’ equity	$1,210,150	$1,048,321

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2020	2019	2018

Investment income	$473	$1,443	$1,624
Net realized investment gains (losses)	95	(63)	33
Net unrealized investment (losses) gains on equity investments	(4)	459	(462)
Other revenues	13,712	11,613	11,778
Total revenues	14,276	13,452	12,973

Operating expenses:
General and administrative expenses	7,940	8,588	8,815
Interest expense	1,365	1,334	1,375
Total operating expenses	9,305	9,922	10,190
Income before income taxes	4,971	3,530	2,783
Income tax expense	2,208	7	344
Income from parent company	2,763	3,523	2,439
Equity in net income (loss) of subsidiaries	64,426	89,371	(65,741)
Net income (loss)	$67,189	$92,894	$(63,302)

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2020	2019	2018
Net income (loss)	$67,189	$92,894	$(63,302)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Equity in net (income) loss of subsidiaries	(64,426)	(89,371)	65,741
Net realized investment (gains) losses	(95)	63	(33)
Net unrealized investment losses (gains) on equity investments	4	(459)	462
Depreciation and amortization	1,469	871	961
Net amortization of investments	-	-	53
Shared- based compensation	11,889	11,605	3,357
Deferred income tax expense (benefit)	714	(438)	(330)
Dividends received from subsidiaries	20,000	8,750	6,000
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	(1,483)	(1,876)	(642)
Due from subsidiaries	2,054	(11,694)	1,093
Other assets	(724)	(357)	(99)
Due to subsidiaries	8,126	(4,033)	5,498
Other liabilities	(15,783)	4,953	(3,680)
Net cash provided by operating activities	28,934	10,908	15,079
Cash flows from investing activities:
Acquisition of investment in securities classified as available-for-sale	-	-	(18,007)
Acquisition of equity investments	-	(13,930)	(11,856)
Acquisition of investment in other invested assets, measured at net asset value	(3,562)	(3,738)	(10,862)
Capital contribution to subsidiaries	-	-	(12,189)
Proceeds from sale and maturities of investment in securities classified as available-for-sale	-	-	17,959
Proceeds from sales of other invested assets	6,166	377	-
Proceeds from sale of equity investments	5,822	32,389	47,506
Issuance of note receivable to subsidiary	-	(12,000)	-
Capital contribution in equity method investees	(7,551)	(11,418)	-
Net acquisition of property and equipment	(44,524)	(4,761)	(437)
Net cash (used in) provided by investing activities	(43,649)	(13,081)	12,114
Cash flow from financing activities:
Repayments of long-term borrowings	(3,883)	(3,236)	(3,236)
Proceeds from long-term borrowings	30,841	-	-
Repurchase of common stock	(14,982)	(9,989)	(22,377)
Dividends paid	-	(11)	-
Net cash provided by (used in) financing activities	11,976	(13,236)	(25,613)
Net (decrease) increase in cash and cash equivalents	(2,739)	(15,409)	1,580
Cash and cash equivalents, beginning of year	3,712	19,121	17,541
Cash and cash equivalents, end of year	$973	$3,712	$19,121

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2020, 2019 and 2018
(dollar amounts in thousands)

The accompanying notes to the condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto included in Item 15 of the Annual Report on Form 10-K.

1.	Nature of Business

For purposes of these condensed financial statements, Triple‑S Management Corporation’s (the Company or TSM) investment in its wholly owned subsidiaries is recorded using the equity method of accounting.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements and the accompanying notes thereto.  Refer to Item 15 of the Annual Report on Form 10‑K.

3.	Long‑Term Borrowings

A summary of the long‑term borrowings entered by the Company as of December 31 is as follows:

	2020	2019

Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.15% at December 31, 2020).	$4,627	$6,267
Secured loan payable of $20,150, payable in monthly installments of $84 through January 1, 2024, plus interest at a rate reset periodically of 275 basis points over selected LIBOR maturity (which was 2.98% at December 31, 2020).	16,204	17,211
Secured loan payable of $4,116, payable in monthly installments of $49 through January 1, 2024, plus interest at a rate reset periodically of 325 basis points over selected LIBOR maturity (which was 3.48% at December 31, 2020).	1,813	2,401
Secured loan payable of $31,350, payable in monthly installments of $105 through May 1, 2025, plus interest at prime rate (which was 3.25% at December 31, 2020). Last payment of $25,185 due on June 19, 2025.	30,723	-
Total borrowings	53,367	25,879
Less: unamortized debt issuance costs	616	185
	$52,751	$25,694

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2020, 2019 and 2018
(dollar amounts in thousands)

The secured loans payable maturing on 2023 and 2024 are guaranteed by a first mortgage held by the bank on the Company’s land, building and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.

On June 19, 2020, TSM entered into a $31,350 Credit Agreement (the Loan) with a commercial bank in Puerto Rico. The Company used the proceeds of the Loan to partially finance the acquisition of the Building (see Note 8, Property and Equipment, Net in Item 15 of the Annual Report on Form 10-K).

The Loan is guaranteed by a mortgage over the Building, a pledge of all collateral related to the Building and an assignment of the rents collected for the lease of office space in the Building. Pursuant to the credit agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Monthly interest payments commenced on July 1, 2020 and will continue to be paid each month until the principal of the Loan has been paid in full.

Aggregate maturities of the Company’s long term borrowings as of December 31, 2020 are:

Year ending December 31
2021	$4,490
2022	4,490
2023	4,196
2024	14,484
2025	25,707
$53,367

The Company may, at its option and at any time, upon written notice as specified in the credit agreement, prepay prior to maturity all or any part of the Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year, 1% during the third year and thereafter at par.

The four term loans under credit agreements with commercial banks in Puerto Rico include certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Company’s business.  The Company was in compliance with all these covenants as of December 31, 2020.

Interest expense on the above borrowings amounted to $1,362, $1,320, and $1,375, for the years ended December 31, 2020, 2019, and 2018, respectively.

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2020, 2019 and 2018
(dollar amounts in thousands)

4.	Transactions with Related Parties

The following are the significant related parties’ transactions made for the period ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Rent charges to subsidiaries	$7,810	$7,809	$7,874
Interest charged to subsidiaries on notes receivable	2,672	2,275	1,935
Interest charged from subsidiary on note payable	911	869	829

As of December 31, 2020, and 2019, the Company has three notes receivable from subsidiaries amounting to $37,000  in accordance with the provisions of Article 20.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.70%. Accrued interest at December 31, 2020 and 2019 amounted to $12,616 and $10,342, respectively.

In addition, as of December 31, 2020 and 2019, the Company has various notes receivable from a subsidiary amounting to $11,214 and $11,405, respectively.  Accrued interest at December 31, 2020 and 2019 amounted to $335 and $338, respectively.  These notes bear an average interest of 5.10%. The Company is in the process of  renewing theses notes for a period of one year .

As of December 31, 2020, and 2019 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2022 and bears interest at 4.70%.  Accrued interest at December 31, 2020 and 2019 amounted to $4,876 and $3,965, respectively.

Also, the Company leases certain floors of its buildings to subsidiaries and generates rental income. Maturity analysis of lease payments to be received from its subsidiary lessees as of December 31, 2020, is summarized as follows:

Year ending December 31
2021	$7,810
2022	7,810
2023	7,745
$23,365

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2020, 2019 and 2018
(dollar amounts in thousands)

5.	Stockholders’ Equity

a.	Common Stock

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

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2020, and 2019, there are no issued and outstanding preferred shares.

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

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands)
Segment	Deferred Policy Acquisition Costs and Value of Business Acquired	Claim Liabilities	Liability for Future Policy Benefits	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Claims Incurred	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses	Net Premiums Written

2020

Managed Care	$-	$445,655	$-	$1,609	$-	$3,322,266	$20,783	$2,805,738	$-	$512,035	$3,322,266
Life Insurance	222,703	49,932	414,997	12,190	-	195,955	27,317	107,226	18,567	69,683	195,955
Property and Casualty Insurance	25,622	292,835	-	83,682	-	91,993	8,974	35,140	26,685	19,313	96,777
Other Non-reportable segments, Parent Company operations and net consolidating entries.	-	(1,320)	-	-	-	(4,764)	473	(1,284)	-	9,616	-

Total	$248,325	$787,102	$414,997	$97,481	$-	$3,605,450	$57,547	$2,946,820	$45,252	$610,647	$3,614,998

2019

Managed Care	$-	$341,277	$-	$2,188	$-	$2,987,466	$23,468	$2,526,682	$-	$436,694	$2,987,466
Life Insurance	212,345	47,095	386,017	10,889	-	182,191	27,323	105,889	14,911	66,802	182,191
Property and Casualty Insurance	22,434	322,018	-	80,224	-	87,689	9,773	39,548	22,742	20,679	98,164
Other Non-reportable segments, Parent Company operations and net consolidating entries.	-	-	-	-	-	-	1,443	(5,863)	-	7,578	-

Total	$234,779	$710,390	$386,017	$93,301	$-	$3,257,346	$62,007	$2,666,256	$37,653	$531,753	$3,267,821

2018

Managed Care	$-	$394,226	$-	$2,418	$-	$2,689,082	$23,827	$2,272,501	$-	$433,022	$2,689,082
Life Insurance	198,140	46,157	361,495	9,490	-	168,556	25,658	99,048	11,017	64,248	168,556
Property and Casualty Insurance	17,019	496,876	-	71,082	-	83,543	10,800	159,942	25,756	18,764	79,472
Other Non-reportable segments, Parent Company operations and net consolidating entries.	-	(470)	-	-	-	(2,590)	1,624	(3,878)	-	1,908	-

Total	$215,159	$936,789	$361,495	$82,990	$-	$2,938,591	$61,909	$2,527,613	$36,773	$517,942	$2,937,110

See accompanying independent registered public accounting firm’s report and Notes to Consolidated Financial Statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands)

	Gross Amount (1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2020

Life Insurance in force	$10,317,331			$10,317,331	0.0%

Premiums:
Life Insurance	$203,818	$9,997	$68	$193,889	0.0%
Accident and Health Insurance	3,324,161	4,341	361	3,320,181	0.0%
Property and Casualty Insurance	153,851	62,471	-	91,380	0.0%
Total premiums	$3,681,830	$76,809	$429	$3,605,450	0.0%

2019

Life insurance in force	$9,739,154			$9,739,154	0.0%

Premiums:
Life Insurance	$186,489	$8,337	$2,052	$180,204	1.1%
Accident and Health Insurance	2,989,550	4,296	346	2,985,600	0.0%
Property and Casualty Insurance	140,763	53,687	-	87,076	0.0%
Total premiums	$3,316,802	$66,320	$2,398	$3,252,880	0.1%

2018

Life insurance in force	$9,158,253			$9,158,253	0.0%

Premiums:
Life Insurance	$174,624	$8,780	$2,044	$167,888	1.2%
Accident and Health Insurance	2,691,289	3,824	308	2,687,773	0.0%
Property and Casualty Insurance	143,917	60,987	-	82,930	0.0%
Total premiums	$3,009,830	$73,591	$2,352	$2,938,591	0.1%

(1)	Gross premiums amount is presented net of intercompany eliminations of $4,764, $4,466 and $2,590 for the years ended December 31, 2020, 2019, and 2018, respectively.

See accompanying independent registered public accounting firm’s report and Notes to Consolidated Financial Statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

2020

Allowance for doubtful receivables	$56,545	1,841	(5,985)	(1,662)	$50,739

2019

Allowance for doubtful receivables	$42,042	17,539	1,360	(4,396)	$56,545

2018

Allowance for doubtful receivables	$35,883	4,754	6,569	(5,164)	$42,042

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.

Triple-S Management Corporation and Subsidiaries
Schedule VI - Supplementary Information Concerning Consolidated Property and Casualty Insurance Operations
For the years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands)
	As of December 31,			For the Years Ended December 31,
Year	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claims Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
						Current Year	Prior Years

2020	$25,622	$292,835	$83,682	$91,993	$8,974	$44,455	$(9,315)	$26,685	$65,601	$157,922

2019	$22,434	$322,018	$80,224	$87,689	$9,773	$43,589	$(4,041)	$22,742	$36,467	$150,519

2018	$17,019	$496,876	$71,082	$83,543	$10,800	$40,619	$119,323	$25,756	$40,158	$139,826

See accompanying independent registered public accounting firm’s report and Notes to Consolidated Financial Statements.