Form 10-Q
period 2021-03-31
TRIPLE-S MANAGEMENT CORP
filed 2021-05-06
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2021

Common Stock Class B, $1.00 par value	23,679,736

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2021

Part I -  Financial Information

Item 1.  Financial Statements
Triple-S Management Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollar in thousands, except share information)

	March 31, 2021	December 31, 2020
Assets
Investments and cash
Fixed-maturities available-for-sale, at fair value	$1,320,507	$1,342,465
Fixed-maturities held-to-maturity, at amortized cost	1,867	1,867
Equity investments, at fair value	510,416	404,328
Other invested assets, at net asset value	114,180	114,905
Policy loans	10,555	10,459
Cash and cash equivalents	118,725	110,989
Total investments and cash	2,076,250	1,985,013
Premiums and other receivables, net	506,223	488,840
Deferred policy acquisition costs and value of business acquired	250,018	248,325
Property and equipment, net	133,686	131,974
Deferred tax asset	110,870	119,534
Goodwill	28,614	28,614
Other assets	95,822	86,118
Total assets	$3,201,483	$3,088,418
Liabilities and Stockholders’ Equity
Claim liabilities	$827,104	$787,102
Liability for future policy benefits	423,020	414,997
Unearned premiums	95,991	97,481
Policyholder deposits	210,288	206,109
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	46,448	45,109
Accounts payable and accrued liabilities	379,809	332,699
Deferred tax liability	13,255	15,046
Short-term borrowings	37,000	30,000
Long-term borrowings	51,667	52,751
Liability for pension benefits	140,843	139,611
Total liabilities	2,225,425	2,120,905
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,679,736 and 23,430,292 shares at March 31, 2021 and December 31, 2020, respectively	23,680	23,430
Additional paid-in capital	58,331	57,399
Retained earnings	920,531	897,221
Accumulated other comprehensive loss, net	(25,764)	(9,820)
Total Triple-S Management Corporation stockholders’ equity	976,778	968,230
Non-controlling interest in consolidated subsidiary	(720)	(717)
Total stockholders’ equity	976,058	967,513
Total liabilities and stockholders’ equity	$3,201,483	$3,088,418

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar in thousands, except per share information)

	Three months ended March 31,
	2021	2020
Revenues
Premiums earned, net	$1,008,436	$875,897
Administrative service fees	2,765	2,194
Net investment income	13,646	14,311
Other operating revenues	2,776	4,039
Total operating revenues	1,027,623	896,441
Net realized investment gains (losses)	217	(466)
Net unrealized investment gains (losses) on equity investments	8,552	(56,806)
Other income, net	3,111	3,605
Total revenues	1,039,503	842,774
Benefits and expenses
Claims incurred, net of reinsurance	850,558	714,522
Operating expenses	151,101	162,201
Total operating costs	1,001,659	876,723
Interest expense	1,992	1,853
Total benefits and expenses	1,003,651	878,576
Income (loss) before taxes	35,852	(35,802)
Income tax expense (benefit)	12,545	(9,650)
Net income (loss)	23,307	(26,152)
Less: Net loss attributable to non-controlling interest	3	7
Net income (loss) attributable to Triple-S Management Corporation	$23,310	$(26,145)
Earnings per share attributable to Triple-S Management Corporation
Basic net income (loss) per share	$1.00	$(1.12)
Diluted net income (loss) per share	$1.00	$(1.12)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollar in thousands)

	Three months ended March 31,
	2021	2020
Net income (loss)	$23,307	$(26,152)
Other comprehensive income, net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(16,553)	15,879
Defined benefit pension plan:
Actuarial gain, net	609	153
Total other comprehensive (loss) income, net of tax	(15,944)	16,032
Comprehensive income (loss)	7,363	(10,120)
Comprehensive loss attributable to non-controlling interest	3	7
Comprehensive income (loss) attributable to Triple-S Management Corporation	$7,366	$(10,113)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2020	$-	$23,430	$57,399	$897,221	$(9,820)	$968,230	$(717)	$967,513
Share-based compensation	-	250	932	-	-	1,182	-	1,182
Comprehensive income (loss)	-	-	-	23,310	(15,944)	7,366	(3)	7,363
Balance, March 31, 2021	$-	$23,680	$58,331	$920,531	$(25,764)	$976,778	$(720)	$976,058

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172
Share-based compensation	-	590	1,769	-	-	2,359	-	2,359
Repurchase and retirement of common stock	-	(584)	(8,511)	-	-	(9,095)	-	(9,095)
Comprehensive (loss) income	-	-	-	(26,145)	16,032	(10,113)	(7)	(10,120)
Cumulative effect adjustment due to implementation of ASU 2016-13	-	-	-	(166)	-	(166)	-	(166)
Balance, March 31, 2020	$-	$23,806	$53,762	$803,887	$45,395	$926,850	$(700)	$926,150

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$23,307	$(26,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,519	3,907
Net amortization of investments	750	676
Provision for doubtful receivables	5,403	949
Deferred tax expense (benefit)	10,604	(12,268)
Net realized investment (gains) losses on sale of securities	(217)	466
Net unrealized (gains) losses on equity investments	(8,552)	56,806
Interest credited to policyholder deposits	1,559	1,561
Share-based compensation	1,182	2,359
(Increase) decrease in assets:
Premium and other receivables, net	(22,988)	(58,059)
Deferred policy acquisition costs and value of business acquired	(652)	(2,737)
Deferred taxes	37	(88)
Other assets	(11,361)	(62,034)
Increase (decrease) in liabilities:
Claim liabilities	40,002	21,560
Liability for future policy benefits	8,023	6,906
Unearned premiums	(1,490)	(3,042)
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	1,339	7,479
Accounts payable and accrued liabilities	18,228	68,229
Net cash provided by operating activities	68,693	6,518

(Continued)

Triple-S Management Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar in thousands)

	Three months ended March 31,
	2021	2020

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available-for-sale:
Fixed-maturities sold	$43,023	$43,425
Fixed-maturities matured/called	6,987	11,099
Securities held-to-maturity:
Fixed-maturities matured/called	-	81
Equity investments sold	31,394	21,107
Other invested assets sold	7,629	8,524
Acquisition of investments:
Securities available-for-sale:
Fixed maturities	(51,865)	(42,822)
Securities held-to-maturity:
Fixed-maturities	-	(80)
Equity investments	(128,739)	(102,733)
Other invested assets	(5,368)	(10,438)
Decrease (increase) in other investments	326	(4,086)
Net change in policy loans	(96)	(241)
Net capital expenditures	(5,196)	(4,587)
Capital contribution on equity method investees	-	(4,933)
Net cash used in investing activities	(101,905)	(85,684)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	32,450	53,485
Net change in short-term borrowings	7,000	24,000
Repayments of long-term borrowings	(1,122)	(810)
Repurchase and retirement of common stock	-	(8,989)
Proceeds from policyholder deposits	5,091	10,296
Surrenders of policyholder deposits	(2,471)	(4,073)
Net cash provided by financing activities	40,948	73,909
Net increase (decrease) in cash and cash equivalents	7,736	(5,257)
Cash and cash equivalents:
Beginning of period	110,989	109,837
End of period	$118,725	$104,580

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation (Triple-S, TSM, the Company, the Corporation, we, us or our) and its subsidiaries are unaudited. The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America (GAAP or U.S. GAAP) for complete financial statement presentation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021.

2.	Significant Accounting Policies

Recently Adopted Accounting Standards

On August 28, 2018, the Financial Accounting Standards Board (FASB) issued guidance for Compensation – Retirement Benefits – Defined Benefit Plans – General which addresses changes to the disclosure requirement for defined benefit plans. The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Specifically, the guidance removes certain disclosure requirements, including the amounts of accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, related-party disclosures concerning the amount of future annual benefits covered by an insurance and annuity contracts and significant transactions between the employer and related-parties and the plan, and adds other disclosures including the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation for the reasons for significant gains and losses related to changes in the benefit obligation for the period.   The Company adopted the standard effective January 1, 2021.  The adoption of this guidance did not have a material impact on the presentation and disclosures of the Company’s consolidated financial statements.

On December 18, 2019, the FASB issued Accounting Standard Update (ASU) 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. Also, the amendments simplify the accounting for income taxes by requiring the following: (1) that an entity recognize a franchise tax that is partially based on income in accordance with Topic 740 and account for any incremental amount incurred as a non-income-based tax; (2) that an entity evaluate when a step-up in the tax basis of Goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should instead be considered a separate transaction; and (3) that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that included the enactment date. The Company adopted the standard effective January 1, 2021. The adoption of this guidance did not have a material impact on the results of the Company’s consolidated financial statements.

On January 16, 2020, the FASB issued guidance to clarify the interaction between the accounting standards on recognition and measurement of financial instruments in Topic 321: Investments – Equity Securities, the one on equity method investments in Topic 323: Investments – Equity Method and Joint Ventures, and forward contracts and purchased options in Topic 815: Derivatives and Hedging. The amendments clarify that upon an increase or decrease in level of ownership or degree of influence, a company should remeasure the interest held in the investee to take into account observable transactions immediately before applying or discontinuing the equity method of accounting under Topic 323. The guidance also clarifies that an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchase option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option. The Company adopted the standard effective January 1, 2021. The adoption of this guidance did not have a material impact on the results of the Company’s consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

Future Adoptions of Accounting Standards

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

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2021 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

3.	Investment in Securities

The amortized cost for debt securities and alternative investments, gross unrealized gains and losses, and estimated fair value for the Company’s investments in securities by major security type and class of security as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$21,347	$513	$(82)	$21,778
U.S. Treasury securities and obligations of U.S. government instrumentalities	113,538	6,692	(172)	120,058
Municipal securities	632,130	43,811	(1,892)	674,049
Corporate bonds	183,577	23,282	(194)	206,665
Residential mortgage-backed securities	271,258	20,662	(873)	291,047
Collateralized mortgage obligations	6,340	570	-	6,910
Total fixed-maturities available-for-sale	$1,228,190	$95,530	$(3,213)	$1,320,507

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$24,496	$665	$(9)	$25,152
U.S. Treasury securities and obligations of U.S. government instrumentalities	103,694	7,993	-	111,687
Municipal securities	646,961	54,067	-	701,028
Corporate bonds	189,516	30,280	-	219,796
Residential mortgage-backed securities	249,801	21,487	(57)	271,231
Collateralized mortgage obligations	12,954	638	(21)	13,571
Total fixed-maturities available-for-sale	$1,227,422	$115,130	$(87)	$1,342,465

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

.	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturities held-to-maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$614	$157	$-	$771
Residential mortgage-backed securities	164	9	-	173
Certificates of deposit	1,089	-	-	1,089
Total fixed-maturities held-to-maturity	$1,867	$166	$-	$2,033

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed-maturities held-to-maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$614	$201	$-	$815
Residential mortgage-backed securities	164	17	-	181
Certificates of deposit	1,089	-	-	1,089
Total fixed-maturities held-to-maturity	$1,867	$218	$-	$2,085

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Other invested assets - Alternative investments	$110,475	$8,302	$(4,597)	$114,180

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Other invested assets - Alternative investments	$112,171	$6,119	$(3,385)	$114,905

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)
Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$6,184	$(82)	4	$-	$-	-	$6,184	$(82)	4
U.S. Treasury securities and obligations of U.S. government instrumentalities	10,608	(172)	3	-	-	-	10,608	(172)	3
Municipal securities	95,584	(1,892)	23	-	-	-	95,584	(1,892)	23
Corporate bonds	5,805	(194)	2	-	-	-	5,805	(194)	2
Residential mortgage-backed securities	32,613	(873)	6	-	-	-	32,613	(873)	6
Total fixed-maturities available-for-sale	$150,794	$(3,213)	38	$-	$-	-	$150,794	$(3,213)	38
Other invested assets - Alternative investments	$1,823	$(445)	1	$21,218	$(4,152)	8	$23,041	$(4,597)	9

	December 31, 2020
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$1,539	$(9)	1	$-	$-	-	$1,539	$(9)	1
Residential mortgage-backed securities	3,624	(57)	1	-	-	-	3,624	(57)	1
Collateralized mortgage obligations	6,060	(21)	2	-	-	-	6,060	(21)	2
Total fixed-maturities available-for-sale	$11,223	$(87)	4	$-	$-	-	$11,223	$(87)	4
Other invested assets - Alternative investments	$12,584	$(808)	4	$16,396	$(2,577)	6	$28,980	$(3,385)	10

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

•
Obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S.-governmental instrumentalities and Municipal securities:  The unrealized losses of these securities were mainly caused by fluctuations in interest rates and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. In addition, they have investment-grade ratings. The Company does not consider these investments to be credit-impaired because of several factors: the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity; and because the Company expects to collect all contractual cash flows.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

•
Corporate bonds:  The unrealized losses of these bonds were mainly caused by fluctuations in interest rates and general market conditions.  All corporate bonds with an unrealized loss have investment grade ratings.  The Company does not consider these investments to be credit-impaired because of several factors: the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity; and because the Company expects to collect all contractual cash flows.

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

•	Alternative Investments: As of March 31, 2021, alternative investments with unrealized losses were not considered credit-impaired based on market conditions.

Maturities of investment securities classified as available-for-sale and held-to-maturity at March 31, 2021 were as follows:

	March 31, 2021
	Amortized cost	Estimated fair value
Fixed-maturities available-for-sale
Due in one year or less	$39,037	$39,684
Due after one year through five years	565,952	604,602
Due after five years through ten years	195,985	203,592
Due after ten years	149,618	174,672
Residential mortgage-backed securities	271,258	291,047
Collateralized mortgage obligations	6,340	6,910
	$1,228,190	$1,320,507
Fixed-maturities held-to-maturity
Due in one year or less	$1,089	$1,089
Due after five years through ten years	614	771
Residential mortgage-backed securities	164	173
	$1,867	$2,033

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $224,407 and $227,890 (fair value of $245,027 and $250,088) at March 31, 2021 and December 31, 2020, respectively were pledged with the Federal Home Loan Bank of New York (FHLBNY) to secure short-term borrowings.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

4.	Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended March 31,
	2021	2020

Realized gains (losses)
Fixed-maturity securities
Fixed-maturities available-for-sale:
Gross gains	$10	$774
Gross losses	(345)	(6)
Total fixed-maturity securities	(335)	768
Equity investments:
Gross gains	500	930
Gross losses	(403)	(1,612)
Gross losses from impaired securities	-	(678)
Total equity investments	97	(1,360)
Other invested assets:
Gross gains	455	126
Total other invested assets	455	126
Net realized gains (losses) on securities	$217	$(466)

The gross losses from impaired securities during the three months ended March 31, 2020 are related to an equity method investment held by the Company.

	Three months ended March 31,
	2021	2020

Changes in unrealized (losses) gains
Recognized in accumulated other comprehensive income:
Fixed-maturities – available-for-sale	$(22,726)	$19,756
Other invested assets	971	568
	$(21,755)	$20,324
Not recognized in the consolidated financial statements:
Fixed-maturities – held-to-maturity	$(52)	$72

The change in deferred tax liability on unrealized gains recognized in Accumulated Other Comprehensive (Loss) Income during the three months ended March 31, 2021 and 2020 was $4,345 and $4,065, respectively.

As of March 31, 2021 and December 31, 2020, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

5.	Premiums and Other Receivables, Net

Premiums and Other Receivables, Net were as follows:

	March 31, 2021	December 31, 2020
Premium	$144,746	$106,322
Self-funded group receivables	29,710	26,412
FEHBP	15,250	12,830
Agent balances	29,404	31,509
Accrued interest	9,759	10,418
Reinsurance recoverable	212,100	216,314
Other	121,044	135,774
	562,013	539,579
Less allowance for doubtful receivables:
Premium	37,545	37,231
Other	18,245	13,508
	55,790	50,739
Premium and other receivables, net	$506,223	$488,840

As of March 31, 2021 and December 31, 2020, the Company had premiums and other receivables of $88,703 and $53,397, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of March 31, 2021 and December 31, 2020 were $28,091 and $23,752, respectively.

Reinsurance recoverable as of March 31, 2021 and December 31, 2020 includes $169,053 and $172,021, respectively, related to catastrophe losses covered by the Property and Casualty segment’s reinsurance program.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

6.	Fair Value Measurements

Our condensed Consolidated Balance Sheets include the following financial instruments: fixed-maturities available-for-sale, equity investments, policy loans, policyholder deposits, short-term borrowings and long-term borrowings.  We consider the carrying amounts of policy loans, policyholder deposits, short-term borrowings and long-term borrowings to approximate their fair value and are considered Level 2 financial instruments.  Certain assets are measured at fair value on a recurring basis and are disclosed below.  These assets are classified into one of three levels of a hierarchy defined by GAAP.  For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$-	$21,778	$-	$21,778
U.S. Treasury securities and obligations of U.S. government instrumentalities	120,058	-	-	120,058
Municipal securities	-	674,049	-	674,049
Corporate bonds	-	206,665	-	206,665
Residential agency mortgage-backed securities	-	291,047	-	291,047
Collateralized mortgage obligations	-	6,910	-	6,910
Total fixed-maturities available-for-sale	$120,058	$1,200,449	$-	$1,320,507
Equity investments	$268,556	$236,718	$5,142	$510,416

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$-	$25,152	$-	$25,152
U.S. Treasury securities and obligations of U.S. government instrumentalities	111,687	-	-	111,687
Municipal securities	-	701,028	-	701,028
Corporate bonds	-	219,796	-	219,796
Residential agency mortgage-backed securities	-	271,231	-	271,231
Collateralized mortgage obligations	-	13,571	-	13,571
Total fixed-maturities available-for-sale	$111,687	$1,230,778	$-	$1,342,465
Equity investments	$220,118	$179,108	$5,102	$404,328

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2021 and year ended December 31, 2020.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended
March 31, 2021
Balance as of January 1,	$5,102
Unrealized gain in other accumulated comprehensive income	40
Balance as of March 31,	$5,142

7.	Claim Liabilities

The tables below present a reconciliation of the beginning and ending balances of Claim Liabilities during the three months ended March 31:

	Three months ended March 31, 2021
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$445,655	$341,447	$787,102
Reinsurance recoverable on claim liabilities	-	(138,816)	(138,816)
Net claim liabilities at beginning of period	445,655	202,631	648,286
Claims incurred
Current period insured events	837,170	31,249	868,419
Prior period insured events	(25,766)	(2,741)	(28,507)
Total	811,404	28,508	839,912
Payments of losses and loss-adjustment expenses
Current period insured events	564,089	8,322	572,411
Prior period insured events	198,273	24,652	222,925
Total	762,362	32,974	795,336
Net claim liabilities at end of period	494,697	198,165	692,862
Reinsurance recoverable on claim liabilities	-	134,242	134,242
Claim liabilities at end of period	$494,697	$332,407	$827,104

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

.

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

The favorable developments in the claims incurred and loss-adjustment expenses for prior-period insured events for the three months ended March 31, 2021 and March 31, 2020 were primarily due to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as Premium and Other Receivables, Net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $10,646 and $9,323 that is included withing the consolidated Claims Incurred during the three months ended March 31, 2021 and 2020, respectively.

The following is information about incurred and paid claims development, net of reinsurance, as of March 31, 2021, as well as cumulative claim frequency. Additional information presented includes total incurred-but-not-reported liabilities plus expected development on reported claims which is included within the net incurred claims amounts.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

.
Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2020	$162,941
2021	273,081

8.	Short-Term Borrowings

The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from FHLBNY, repurchase agreements and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances.  The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of March 31, 2021 and December 31, 2020, the borrowing capacity was approximately $201,320 and $200,338, respectively. The outstanding balance as of March 31, 2021 and December 31, 2020 was $37,000 and $30,000, respectively. The average interest rate of the outstanding balances was 0.31% and 0.33% as of March 31, 2021 and December 31, 2020, respectively.

•
As of March 31, 2021, TSS has $35,000 of available credit under repurchase agreements with broker-dealers, which are short-term borrowing facilities using securities as collateral. There are no outstanding short-term borrowings under these facilities as of March 31, 2021.

•
TSA has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 250 basis points and contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matures on June 30, 2021 and had no outstanding balance as of March 31, 2021.

9.	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended March 31,
	2021	2020
Components of net periodic benefit cost:
Interest cost	$1,375	$1,540
Expected return on assets	(1,100)	(2,209)
Amortization of actuarial loss	975	244
Settlement loss	1,000	356
Net periodic benefit cost	$2,250	$(69)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2020 that it expected to contribute $10,000 to the pension program in 2021.  As of March 31, 2021, the Company has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

10.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Three months ended
	March 31,
	2021	2020

Net Unrealized Gain on Securities
Beginning Balance	$91,689	$57,830
Other comprehensive income before reclassifications	(16,379)	16,049
Amounts reclassified from accumulated other comprehensive income	(174)	(170)
Net current period change	(16,553)	15,879
Ending Balance	75,136	73,709
Liability for Pension Benefits
Beginning Balance	(101,509)	(28,467)
Amounts reclassified from accumulated other comprehensive income	609	153
Ending Balance	(100,900)	(28,314)
Accumulated Other Comprehensive Income
Beginning Balance	(9,820)	29,363
Other comprehensive income before reclassifications	(16,379)	16,049
Amounts reclassified from accumulated other comprehensive income	435	(17)
Net current period change	(15,944)	16,032
Ending Balance	$(25,764)	$45,395

11.	Share-Based Compensation

Share-based compensation expense recorded during the three months ended March 31, 2021 and 2020 was $1,182 and $2,359, respectively. During the three months ended March 31, 2020, 6,882 shares were repurchased and retired as a result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the three months ended March 31, 2021.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

12.	Net Income (Loss) Available to Stockholders and Net Income (Loss) per Share

The table below sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three months ended March 31,
	2021	2020

Numerator for earnings per share:
Net income (loss) attributable to TSM available to stockholders	$23,310	$(26,145)
Denominator for basic earnings per share:
Weighted average of common shares	23,231,698	23,381,949
Effect of dilutive securities	186,567	-
Denominator for diluted earnings per share	23,418,265	23,381,949
Basic net income (loss) per share attributable to TSM	$1.00	$(1.12)
Diluted net income (loss) per share attributable to TSM	$1.00	$(1.12)

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

13.	Segment Information

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

The following tables summarize the operations by reportable segment for the three months ended March 31:
	Three months ended March 31,
	2021	2020

Operating revenues
Managed Care
Premiums earned, net	$931,430	$809,286
Administrative service fees	2,765	2,194
Intersegment premiums/service fees	822	1,643
Net investment income	5,110	5,008
Total Managed Care	940,127	818,131
Life Insurance
Premiums earned, net	51,910	46,186
Intersegment premiums	589	491
Net investment income	6,408	6,930
Total Life Insurance	58,907	53,607
Property and Casualty Insurance
Premiums earned, net	25,096	20,425
Intersegment premiums	153	153
Net investment income	2,031	2,125
Total Property and Casualty Insurance	27,280	22,703
Other segments*
Intersegment service revenues	3,231	2,531
Operating revenues from external sources	2,776	4,039
Total other segments	6,007	6,570
Total business segments	1,032,321	901,011
TSM operating revenues from external sources	97	248
Elimination of intersegment premiums	(1,564)	(2,287)
Elimination of intersegment service revenues	(3,231)	(2,531)
Consolidated operating revenues	$1,027,623	$896,441

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

.
	Three months ended March 31,
	2021	2020

Operating income (loss)
Managed Care	$18,754	$14,167
Life Insurance	5,803	5,049
Property and Casualty Insurance	3,841	(242)
Other segments *	(2,098)	(504)
Total business segments	26,300	18,470
TSM operating revenues from external sources	97	248
TSM unallocated operating expenses	(2,836)	(1,403)
Elimination of TSM intersegment charges	2,403	2,403
Consolidated operating income	25,964	19,718
Consolidated net realized investment gains (losses)	217	(466)
Consolidated net unrealized investment gains (losses) on equity investments	8,552	(56,806)
Consolidated interest expense	(1,992)	(1,853)
Consolidated other income, net	3,111	3,605
Consolidated income (loss) before taxes	$35,852	$(35,802)

Depreciation and amortization expense
Managed Care	$2,352	$3,046
Life Insurance	327	272
Property and Casualty Insurance	70	112
Other segments*	351	321
Total business segments	3,100	3,751
TSM depreciation expense	419	156
Consolidated depreciation and amortization expense	$3,519	$3,907

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar amounts in thousands, except per share and share information)
(Unaudited)

	March 31, 2021	December 31, 2020

Assets
Managed Care	$1,442,161	$1,319,389
Life Insurance	1,063,727	1,051,819
Property and Casualty Insurance	574,995	583,404
Other segments *	39,943	34,020
Total business segments	3,120,826	2,988,632
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	15,815	16,489
Property and equipment, net	70,553	68,678
Other assets	93,914	88,684
	180,282	173,851
Elimination entries-intersegment receivables and others	(99,625)	(74,065)
Consolidated total assets	$3,201,483	$3,088,418

*	Includes segments that are not required to be reported separately, primarily the health clinics.

14.	Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated interim financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation,” the “Company,” “TSM,” “we,” “our,” and “us” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2021.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2020 and the MD&A included therein, and our unaudited condensed consolidated interim financial statements and accompanying notes as of and for the three months ended March 31, 2021 included in this Quarterly Report on Form 10-Q.

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

As of March 31, 2021, we served approximately 989,000 managed care members in Puerto Rico.  For the three months ended March 31, 2021 and 2020, our Managed Care segment represented approximately 92% of our total consolidated premiums earned.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS), Triple-S Advantage, Inc. (TSA), and Triple-S Blue, Inc. I.I. (TSB).  TSS, TSA and TSB are Blue Cross Blue Shield Association (BCBSA) licensees.

Triple-S is also a well-known brand in the life insurance and property and casualty insurance markets, with a significant share in each. We participate in the life insurance market through our subsidiary Triple-S Vida (TSV), and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad (TSP).

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the reported balances for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment but are eliminated in consolidation and do not change net income.  See Note 13 of the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

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

We use operating income as a measure of performance of the underwriting and investment functions of our segments.  We also use the loss ratio and the operating expense ratio as measures of performance.  The loss ratio is claims incurred divided by premiums earned, net, multiplied by 100.  The operating expense ratio is operating expenses divided by premiums earned net and administrative service fees, multiplied by 100.

Recent Developments

COVID-19

COVID-19 Situation in Puerto Rico

As of May 3, 2021, the Puerto Rico Department of Health reported 117,225 and 15,822 confirmed (RT-PCR+) and probable (antigen) COVID-19 cases, respectively, and a total of 2,315 confirmed and probable COVID-19-related deaths in Puerto Rico.

Puerto Rico was under a stay-at-home order (as amended and extended, the “Order”) from March 15, 2020 until June 16, 2020.  The Order required the closure of non-essential businesses for the same period of time.  On May 1, 2020, the Governor issued a new order providing for the gradual re-opening of the economy beginning on May 4, 2020.  The Governor has issued several other executive orders establishing the rules to continue the gradual re-opening of the economy, the latest of which is effective until May 9, 2021.

Health care is considered an essential service under the Order; therefore, all functions of our Managed Care business, other than sales, were excluded from closure.  Our Life Insurance and Property & Casualty businesses, which had been closed since March 16, 2020, re-opened on May 5, 2020, subject to compliance with certain safety and risk management measures.

Puerto Rico began its COVID-19 vaccination program in December 2020 and as of April 12, 2021, all citizens 16 years old and older are eligible to receive the vaccine. The Puerto Rico Department of Health reported on April 20, 2021 that over 2 million vaccine doses have been administered Island-wide. This statistic includes doses registered in the local and federal registration systems.

We have implemented our business continuity and risk mitigation plans and are closely monitoring outbreak developments in order to ensure the health and safety of our employees and visitors.

Economic Impact

As mentioned below, the 2021 Fiscal Plan (defined below) estimates that, while the COVID-19 pandemic and the measures taken in response to the same severely reduced economic activity and caused an unprecedented increase in unemployment in Puerto Rico, pandemic-related federal and local stimulus measures, some of which are summarized below, have more than offset the estimated income loss due to reduced economic activity and have caused a temporary increase in personal income on a net basis. However, it is still too early to fully assess the ultimate medium- and long-term impact of the pandemic and lockdown in the Puerto Rico economy.  See Item 1A.  Risk Factors – Risks Related to our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely affected and may continue to adversely affect us. included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Funding and Economic Relief for Puerto Rico

The Families First Coronavirus Response Act (FFCRA), enacted on March 18, 2020, makes approximately $182.9 million available for Puerto Rico’s Medicaid Program and increases the percentage of federal government funding for its Medicaid program expenditures from 76% to approximately 82% during the emergency period.  The Coronavirus Aid, Relief, and Economic Security or CARES Act, enacted on March 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, enacted on December 27, 2020, and the American Rescue Plan, enacted on March 11, 2021 include a series of direct relief and financial assistance measures for Puerto Rico residents and businesses.  The CARES Act also assigns $2.2 billion to the Government of Puerto Rico to cover necessary expenditures related to COVID-19 and not included in the territory’s budget, among other measures. The Puerto Rico government has earmarked approximately $1 billion for its COVID-19 response.

Measures Impacting our Business

The FFCRA and CARES Act also require health plans and insurers to cover testing for COVID-19 without imposing cost-sharing or prior authorization requirements.  On April 16, 2020, the Puerto Rico Government enacted Act number 43, which requires health plans and insurers to cover COVID-19-related diagnostic and treatment services, including hospitalization, without cost-sharing.  Our regulators have also issued regulations or circular letters requiring waivers of pre-authorizations for certain services and drugs, requiring temporary coverage of certain out-of-network providers and services, and limiting cost-sharing for certain services.  See Item 1A. Risk Factors – Risks Related to our Business – Pandemics, like the COVID-19 pandemics and local, state and federal governments’ response to the pandemics may have a material adverse effect on our business, financial condition and results of operations. included on our Annual Report on Form 10-K for the year ended December 31, 2020.

Puerto Rico Economy

The Puerto Rico economy entered a recession in the fourth quarter of fiscal year 2006. Puerto Rico’s gross national product (GNP) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the Planning Board) estimates, dated March 2021, the Commonwealth’s real GNP increased by 1.8% in fiscal year 2019, primarily due to federal disaster recovery spending related to Hurricanes Irma and María. The Planning Board estimates, however, that the Commonwealth’s real GNP decreased by approximately 3.2% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same, and that the negative effects of COVID-19 will continue through the current fiscal year, resulting in a contraction in real GNP of approximately -2%.

Puerto Rico’s population has also been in decline over the past decade. Estimates by the U.S. Census Bureau indicate the population has decreased by 14.3%, or approximately 530,000 people, from April 1, 2010 to July 1, 2019. The 2021 Fiscal Plan (as defined below) projects that population will continue to steadily decline at an average rate of approximately 1.2% per year, due to a combination of outmigration and economic factors. The weakness of Puerto Rico’s economy has also adversely affected employment. Total average annual employment, as measured by the Puerto Rico Department of Labor and Human Resources (the DLHR) has decreased approximately 20% since 2007. The reduction in total employment began in the fourth quarter of fiscal year 2007, when total employment was 1,244,425, and continued consistently until the first half of fiscal year 2015, after which it mostly stabilized.  According to the most recent data from DLHR, Puerto Rico’s average total employment as of February 2021 was 952,000, a decrease of 13,000 from total employment of 965,000 as of February 2020.  The DLHR also reported an average unemployment rate of approximately 9.2% as of February 2021, up from a 9.0% unemployment rate reported by the DLHR as of February 2020.

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

Commonwealth Fiscal Plan and Plan of Adjustment

The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated April 23, 2021 (the 2021 Fiscal Plan). The 2021 Fiscal Plan provides that, while the COVID-19 pandemic and the measures taken in response to the same severely reduced economic activity and caused an unprecedented increase in unemployment in Puerto Rico, pandemic-related federal and local stimulus funding have more than offset the estimated income loss due to reduced economic activity and are estimated to have caused a temporary increase in personal income on a net basis. As a result, the 2021 Fiscal Plan’s economic projections incorporate adjustments for the short-term income effects caused by such stimulus programs. For example, the 2021 Fiscal Plan estimates that real GNP contracted by 3% in fiscal year 2020 but estimates the GNP contraction adjusted for short-term income effects to have been approximately 1.1%. For fiscal years 2021 and 2022, the 2021 Fiscal Plan projects that real GNP will grow 1% and 0.6%, respectively, but projects that growth adjusted for income effects for such years will be approximately 3.8% and 1.5%, respectively.

The 2021 Fiscal Plan projects that, if the fiscal measures and structural reforms contemplated by the plan are not successfully implemented, the Commonwealth will have a pre-contractual debt service deficit starting in fiscal year 2023. It estimates that the fiscal measures could drive approximately $10 billion in savings and extra revenue over fiscal years 2022 through 2026 and that the structural reforms could drive a cumulative 0.90% increase in growth by fiscal year 2051 (equal to approximately $30.7 billion). However, even after the fiscal measures and structural reforms, and before contractual debt service, the 2021 Fiscal Plan projects that there will be an annual deficit starting in fiscal year 2036.

In March 2021, the Oversight Board filed a plan of adjustment for the Commonwealth, the Employees Retirement System of the Government of the Commonwealth (ERS) and the Puerto Rico Public Buildings Authority (PBA) in the pending debt restructuring proceedings under Title III of PROMESA. The plan, which has substantial support from several creditor constituencies but is still subject to confirmation in the Title III proceeding, seeks to restructure approximately $35 billion of debt and other claims against the Commonwealth, PBA and ERS, and more than $50 billion of pension liabilities.

Property & Casualty Litigation

As of March 31, 2021, our Property and Casualty subsidiary had been served in a total of 480 cases relating to Hurricane Maria. Of those, 287 remained open as of March 31, 2021. See Item 1A. Risk Factors – Risks Related to our Business – Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations. and We face risks related to litigation. included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Property and Casualty Reinsurance Program

The Company’s Property and Casualty segment completed the renewal of its reinsurance property and catastrophe program with an effective date of April 1, 2021 with a term of twelve-months ending on March 31, 2022.  The reinsurance program provides the segment with a catastrophe loss protection of $811.5 million in excess of $5 million. The cost of entering into the new reinsurance program is estimated to remain similar to the expiring program.

Recent Accounting Standards

For a description of recent accounting standards, see Note 2 of the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2021	2020
Managed Care enrollment
Commercial [1]	416,376	435,013
Medicare	135,977	135,710
Medicaid	436,772	355,512
Total	989,125	926,235
Managed Care enrollment by funding arrangement
Fully insured	890,696	816,475
Self-insured	98,429	109,760
Total	989,125	926,235

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth our consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended March 31,
(dollar in millions)	2021	2020
Revenues
Premiums earned, net	$1,008.4	$875.9
Administrative service fees	2.8	2.2
Net investment income	13.6	14.3
Other operating revenues	2.8	4.0
Total operating revenues	1,027.6	896.4
Net realized investment gains (losses)	0.2	(0.5)
Net unrealized investment gains (losses) on equity investments	8.6	(56.8)
Other income, net	3.1	3.6
Total revenues	1,039.5	842.7
Benefits and expenses
Claims incurred	850.6	714.5
Operating expenses	151.1	162.2
Total operating expenses	1,001.7	876.7
Interest expense	2.0	1.9
Total benefits and expenses	1,003.7	878.6
Income (loss) before taxes	35.8	(35.9)
Income tax expense (benefit)	12.5	(9.7)
Net income (loss) attributable to TSM	$23.3	$(26.2)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating Revenues

Consolidated premiums earned, net increased by $132.5 million, or 15.1%, to $1,008.4 million.  This increase primarily reflects higher premiums in the Managed Care segment by $122.2 million. The growth in Managed Care premiums reflects higher average premiums rates across all lines of business and an increase in Medicaid membership.

Net Unrealized Investment Gains (Losses) on Equity Investments

The $8.6 million in consolidated net unrealized investment gains on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $136.1 million, or 19.0%, to $850.6 million.  The consolidated loss ratio increased 280 basis points, to 84.4%, reflecting higher Managed Care claim trends and utilization of services because of COVID-19-related testing and treatments costs, the waiver of medical and payment policies (see Recent Developments - COVID-19 - Measures Impacting our Business included in this quarterly report on Form 10-Q), increased benefits in the 2021 Medicare product offerings, the effect of the elimination of the Health Insurance Providers Fee (HIP fee) pass-through in 2021 and the return of deferred utilization.  In addition, the loss ratio in 2020 was favorably impacted by lower utilization of Managed Care services during the last two weeks of the quarter as the result of the government-enforced lockdown because of the COVID-19 pandemic.

Operating Expenses

Consolidated operating expenses decreased by $11.1 million, or 6.8%, to $151.1 million.  The decrease in operating expenses mostly results from the elimination in 2021 of the HIP fee of $16.3 million.  The consolidated operating expense ratio decreased 360 basis points to 14.9% mostly reflecting the increase in premiums earned, net.

Income Taxes

Consolidated income taxes increased by $22.2 million, to an expense of $12.5 million for the three months ended March 31, 2021.  The year over year change in income taxes reflects the loss before taxes in the 2020 period resulting from the net unrealized investment losses on equity investments.

Managed Care Segment Operating Results

	Three months ended March 31,
(dollar in millions)	2021	2020
Operating revenues
Medical premiums earned, net
Medicare	$402.3	$387.8
Medicaid	322.7	220.9
Commercial	207.0	201.1
Medical premiums earned, net	932.0	809.8
Administrative service fees	3.0	3.3
Net investment income	5.1	5.0
Total operating revenues	940.1	818.1
Medical operating costs
Medical claims incurred	811.4	677.8
Medical operating expenses	110.0	126.1
Total medical operating costs	921.4	803.9
Medical operating income	$18.7	$14.2
Additional data
Member months enrollment
Medicare	408,781	407,907
Medicaid	1,296,189	1,068,016
Commercial
Fully insured	956,947	978,342
Self-funded	295,837	330,232
Total Commercial	1,252,784	1,308,574
Total member months	2,957,754	2,784,497
Medical loss ratio	87.1%	83.7%
Operating expense ratio	11.8%	15.5%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Medical Premiums Earned, Net

Medical premiums earned, net increased by $122.2 million, or 15.1%, to $932.0 million.  This increase is principally the result of the following:

•
Premiums generated by the Medicaid business increased by $101.8 million, or 46.1%, primarily reflecting higher average premium rates following two premium rates increases that were effective in May 2020 and July 2020 and an increase in enrollment of approximately 228,000 member months. In addition, following a reconciliation process with ASES this quarter we recognized premiums corresponding to prior periods.  These increases were partially offset by the elimination of the HIP fee pass-through in 2021.

•
Premiums generated by the Medicare business increased by $14.5 million, or 3.7%, mostly due to higher average premium rates reflecting an increase in the premium rate benchmark and membership risk score. Membership remained in line when compared with the prior-year period.

•
Premiums generated by the Commercial business increased by $5.9 million, or 2.9%, mainly reflecting higher average premium rates in the 2021 period.  This increase was partially offset by a reduction of approximately 21,000 fully insured member months and the elimination of the HIP fee pass-through in 2021.

Medical Claims Incurred

Managed Care claims incurred increased by $133.6 million, or 19.7%, to $811.4 million when compared to the three months ended March 31, 2020.  The medical loss ratio (MLR) of the segment increased 340 basis points during 2021 period, to 87.1%.  This fluctuation is primarily attributed to the net effect of the following:

•
Claims incurred in the Medicaid business increased by $82.3 million, or 41.3% and its MLR decreased 300 basis points, to 87.3%. The increase in claim cost is due to higher member months. The lower MLR, reflects the premium rates increases and prior period premiums recognized this quarter, partially offset by COVID-19-related testing and treatment costs, the waiver of medical and payment policies and the elimination of the HIP fee pass-through in 2021.

•
Claims incurred in the Medicare business increased by $30.7 million, or 9.6%, during the 2021 period and its MLR increased 460 basis points, to 87.3%.  The higher MLR reflects improved benefits in the 2021 product offerings, COVID-19-related testing and treatment costs and the waiver of medical and payment policies. In addition, the 2020 MLR was favorably impacted by the lower utilization of services during the last two weeks of the quarter as the result of the government-enforced lockdown because of the COVID-19 pandemic. These increases were partially offset by favorable prior period reserve development in the 2021 period.

•
Claims incurred in the Commercial business increased by $20.6 million, or 13.1%, during 2021 and its MLR increased 770 basis points, to 86.1%.  The higher MLR mostly reflects higher claim trends, the return of deferred utilization, COVID-19-related testing and treatment costs, the waiver of medical and payment policies and the elimination of the HIP fee pass-through in 2021. In addition, the 2020 MLR was favorably impacted by the lower utilization of services during the last two weeks of the quarter as the result of the government-enforced lockdown because of the COVID-19 pandemic.

Medical Operating Expenses

Managed Care operating expenses decreased by $16.1 million, or 12.8%, to $110.0 million. The decrease in operating expenses mostly results from the elimination in 2021 of the HIP fee of $16.3 million.  The operating expense ratio decreased by 370 basis points to 11.8% in 2021 reflecting the increase in premiums earned, net.

Life Insurance Segment Operating Results

	Three months ended March 31,
(dollar in millions)	2021	2020
Operating revenues
Premiums earned, net
Premiums earned	$55.2	$49.0
Ceded premiums earned	(2.7)	(2.3)
Premiums earned, net	52.5	46.7
Net investment income	6.4	6.9
Total operating revenues	58.9	53.6
Operating costs
Policy benefits and claims incurred	29.4	27.4
Underwriting and other expenses	23.7	21.1
Total operating costs	53.1	48.5
Operating income	$5.8	$5.1
Additional data:
Loss ratio	56.0%	58.7%
Operating expense ratio	45.1%	45.2%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating Revenues

Premiums earned, net increased by $5.8 million, or 12.4% to $52.5 million mostly as the result of higher sales across all lines of business, particularly in the Individual Life and Cancer lines of business.  In addition, during the second quarter of 2020, TSV acquired an insurance portfolio that contributed additional premiums in the Cancer and Group Life lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.0 million, or 7.3%, to $29.4 million, mostly as the result of higher actuarial reserves following improved portfolio persistency and growth during the current quarter. The segment’s loss ratio decreased 270 basis point to 56.0%.

Underwriting and Other Expenses

Underwriting and other expenses increased $2.6 million, or 12.3%, to $23.7 million mostly reflecting higher amortization of deferred acquisition costs.  The segment’s operating expense ratio decreased 10 basis points to 45.1%.

Property and Casualty Insurance Segment Operating Results

	Three months ended March 31,
(dollar in millions)	2021	2020
Operating revenues
Premiums earned, net
Premiums written	$36.6	$33.2
Premiums ceded	(15.0)	(16.4)
Change in unearned premiums	3.7	3.8
Premiums earned, net	25.3	20.6
Net investment income	2.0	2.1
Total operating revenues	27.3	22.7
Operating costs
Claims incurred	9.5	10.9
Underwriting and other expenses	14.0	12.0
Total operating costs	23.5	22.9
Operating income (loss)	$3.8	$(0.2)

Additional data:
Loss ratio	37.5%	52.9%
Operating expense ratio	55.3%	58.3%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating Revenues

Total premiums written increased by $3.4 million, or 10.2%, to $36.6 million, mostly driven by higher premiums particularly in Commercial Liability and Commercial Property products.

The premiums ceded to reinsurers decreased by $1.4 million, or 8.5%, mostly due to $3.0 million of reinsurance reinstatement premiums following the January 2020 earthquakes experienced in Puerto Rico, offset in part by an increase in cost of catastrophe reinsurance protection.

Claims Incurred

Claims incurred decreased by $1.4 million, or 12.8%, to $9.5 million mostly due to a favorable loss experience in the 2021 period and the recognition in the 2020 quarter of earthquake losses after the January 2020 events.  As a result, the loss ratio decreased by 1,540 basis points, to 37.5% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $2.0 million, or 16.7%, to $14.0 million mostly due to higher net commissions following the segment’s increase in premiums earned.  The operating expense ratio was 55.3%, 300 basis points lower than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended March 31,
(dollar in millions)	2021	2020
Sources (uses) of cash:
Cash provided by operating activities	$68.7	$6.5
Net purchases of investment securities	(96.6)	(75.9)
Net capital expenditures	(5.2)	(4.6)
Capital contribution on equity method investees	-	(4.9)
Payments of long-term borrowings	(1.1)	(0.8)
Proceeds from policyholder deposits	5.1	10.3
Surrenders of policyholder deposits	(2.5)	(4.1)
Repurchase and retirement of common stock	-	(9.0)
Net change in short-term borrowings	7.0	24.0
Other	32.4	53.3
Net increase (decrease) in cash and cash equivalents	$7.8	$(5.2)

The increase of approximately $62.2 million in net cash provided by operating activities is mostly due to higher premium collections, lower cash paid to suppliers and employees, offset in part by higher claims paid in the Managed Care segment.

The net purchases of investments in securities are part our asset/liability management strategy.

The decrease in capital contribution reflects capital contributions made in the 2020 period in exchange for a participation in equity method investees.

The net change in short-term borrowings represents the repayment of short-term facilities available to address timing differences between cash receipts and disbursements.

The fluctuation in other sources of cash reflects the $32.4 million change in outstanding checks in excess of bank balances.

Stock Repurchase Program

In August 2017 the Company’s Board of Directors authorized a $30.0 million repurchase program of its Class B common stock and in February 2018 the Company’s Board of Directors authorized a $25.0 million expansion of this program.  In October 2019 the Company’s Board of Directors authorized an additional expansion to this program increasing its remaining balance up to a total of $25.0 million, effective November 2019.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2020, the Company repurchased and retired under this program 577,447 shares at an average per share price of $15.57, for an aggregate cost of $9.0 million. The program was completed in 2020.

Financing and Financing Capacity

Long-Term Borrowings

TSM has $35.5 million credit agreement (the Loan) with a commercial bank in Puerto Rico.  The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million.  Term Loan A matures in October 2023 while Term Loans B and C mature in January 2024.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and (iii) 325 basis points over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  The Company was in compliance with these covenants as of March 31, 2021.

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

If LIBOR rates are no longer available and we have not agreed with the bank on a replacement rate, we are subject to an alternative benchmark rate, as defined in the credit agreement of our long-term bank loan.  At this time we cannot assess the impact, if any, on the interest paid on this loan. We are in regular contact with the lender about this subject, but at this point the bank has not yet determined a course of action. Alternatively, the loan could be refinanced by us without prepayment penalties.

We will closely follow any new developments regarding the LIBOR phase out.

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement with a commercial bank in Puerto Rico. The proceeds were used by the Company to partially finance the acquisition of a building. The Credit Agreement is guaranteed by a mortgage over the building, a pledge of all collateral related to the building and an assignment of the rents collected for the lease of office space in the building. Approximately 64.25% of the acquired building is currently leased to third parties. The Company expects to move during this year some of its offices currently leased to third parties to the new building and together with the leased space to fully occupy the new facilities. Pursuant to the Credit Agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Monthly interest payments commenced on July 1, 2020, and will continue to be paid each month until the principal of the Loan has been paid in full.

The Company may, at its option and at any time, upon notice as specified in the Credit Agreement, prepay prior to maturity, all or any part of the Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year, 1% during the third year and thereafter at par.

The Credit Agreement includes certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with these covenants as of March 31, 2021.

For further details, see Note 13, Borrowings, of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Short-Term Facilities

We have several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from the Federal Home Loan Bank of New York (FHLBNY), repurchase agreements and a revolving credit facility.  See Note 8 of the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for details of available short-term facilities.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2020.  A discussion of our market risk is incorporated by reference to Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, Management, under the supervision and with the participation of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that as of March 31, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None of the legal proceedings disclosed in Note 25 of the Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K had a material development during the three months ended March 31, 2021.

Item 1A.          Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description
3(i)(f)*	Composite Amended and Restated Articles of Incorporation of Triple-S Management Corporation
11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2021 and 2020 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	May 6, 2021	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	May 6, 2021	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer