Form 10-Q
period 2021-06-30
TRIPLE-S MANAGEMENT CORP
filed 2021-08-05
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GTS	New York Stock Exchange (NYSE)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2021

Common Stock, $1.00 par value	23,796,037

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended June 30, 2021

Part I -  Financial Information
Item 1.  Financial Statements
Triple-S Management Corporation
Condensed Consolidated Interim Balance Sheets (Unaudited)
(dollar in thousands, except share information)

	June 30, 2021	December 31, 2020
Assets
Investments and cash:
Fixed-maturities available-for-sale, at fair value	$1,288,691	$1,342,465
Fixed-maturities held-to-maturity, at amortized cost	1,866	1,867
Equity investments, at fair value	523,430	404,328
Other invested assets, at net asset value	117,767	114,905
Policy loans	10,422	10,459
Cash and cash equivalents	174,390	110,989
Total investments and cash	2,116,566	1,985,013
Premiums and other receivables, net	484,617	488,840
Deferred policy acquisition costs and value of business acquired	252,064	248,325
Property and equipment, net	136,146	131,974
Deferred tax asset	107,942	119,534
Goodwill	28,614	28,614
Other assets	99,513	86,118
Total assets	$3,225,462	$3,088,418
Liabilities and Stockholders’ Equity
Claim liabilities	$809,548	$787,102
Liability for future policy benefits	430,950	414,997
Unearned premiums	97,221	97,481
Policyholder deposits	213,300	206,109
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	45,665	45,109
Accounts payable and accrued liabilities	382,116	332,699
Deferred tax liability	14,249	15,046
Short-term borrowings	45,000	30,000
Long-term borrowings	50,583	52,751
Liability for pension benefits	132,077	139,611
Total liabilities	2,220,709	2,120,905
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,796,037 and 23,430,292 shares at June 30, 2021 and December 31, 2020, respectively	23,796	23,430
Additional paid-in capital	60,484	57,399
Retained earnings	944,091	897,221
Accumulated other comprehensive loss, net	(22,892)	(9,820)
Total Triple-S Management Corporation stockholders’ equity	1,005,479	968,230
Non-controlling interest in consolidated subsidiary	(726)	(717)
Total stockholders’ equity	1,004,753	967,513
Total liabilities and stockholders’ equity	$3,225,462	$3,088,418

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Earnings (Unaudited)
(dollar in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Premiums earned, net	$987,880	$858,535	$1,996,316	$1,734,432
Administrative service fees	2,676	2,809	5,441	5,003
Net investment income	14,960	13,815	28,606	28,126
Other operating revenues	1,817	303	4,593	4,342
Total operating revenues	1,007,333	875,462	2,034,956	1,771,903
Net realized investment gains (losses)	2,514	(221)	2,731	(687)
Net unrealized investment gains (losses) on equity investments	12,743	28,338	21,295	(28,468)
Other income, net	4,851	801	7,962	4,406
Total revenues	1,027,441	904,380	2,066,944	1,747,154
Benefits and expenses
Claims incurred, net of reinsurance	844,064	653,087	1,694,622	1,367,609
Operating expenses	151,253	178,659	302,354	340,860
Total operating costs	995,317	831,746	1,996,976	1,708,469
Interest expense	2,217	1,864	4,209	3,717
Total benefits and expenses	997,534	833,610	2,001,185	1,712,186
Income before taxes	29,907	70,770	65,759	34,968
Income tax expense	6,353	27,181	18,898	17,531
Net income	23,554	43,589	46,861	17,437
Net loss attributable to non-controlling interest	6	10	9	17
Net income attributable to Triple-S Management Corporation	$23,560	$43,599	$46,870	$17,454
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$1.00	$1.88	$2.01	$0.75
Diluted net income per share	$1.00	$1.87	$1.99	$0.75

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Comprehensive Income (Unaudited)
(dollar in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$23,554	$43,589	$46,861	$17,437
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available-for-sale securities, net of taxes	2,263	11,401	(14,290)	27,280
Defined benefit pension plan:
Actuarial loss, net	609	153	1,218	306
Total other comprehensive income (loss), net of tax	2,872	11,554	(13,072)	27,586
Comprehensive income	26,426	55,143	33,789	45,023
Comprehensive loss attributable to non-controlling interest	6	10	9	17
Comprehensive income attributable to Triple-S Management Corporation	$26,432	$55,153	$33,798	$45,040

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Stockholders’ Equity (Unaudited)
(dollar in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance, December 31, 2020	$-	$23,430	$57,399	$897,221	$(9,820)	$968,230	$(717)	$967,513
Share-based compensation	-	250	932	-	-	1,182	-	1,182
Comprehensive income (loss)	-	-	-	23,310	(15,944)	7,366	(3)	7,363
Balance, March 31, 2021	$-	$23,680	$58,331	$920,531	$(25,764)	$976,778	$(720)	$976,058
Share-based compensation	-	137	2,614	-	-	2,751	-	2,751
Repurchase and retirement of common stock	-	(21)	(461)	-	-	(482)	-	(482)
Comprehensive income (loss)	-	-	-	23,560	2,872	26,432	(6)	26,426
Balance, June 30, 2021	$-	$23,796	$60,484	$944,091	$(22,892)	$1,005,479	$(726)	$1,004,753

Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172
Share-based compensation	-	590	1,769	-	-	2,359	-	2,359
Repurchase and retirement of common stock	-	(584)	(8,511)	-	-	(9,095)	-	(9,095)
Comprehensive (loss) income	-	-	-	(26,145)	16,032	(10,113)	(7)	(10,120)
Cumulative effect adjustment due to implementation of ASU 2016-01	-	-	-	(166)	-	(166)	-	(166)
Balance, March 31, 2020	$-	$23,806	$53,762	$803,887	$45,395	$926,850	$(700)	$926,150
Share-based compensation	-	7	4,228	-	-	4,235	-	4,235
Repurchase and retirement of common stock	-	(375)	(5,618)	-	-	(5,993)	-	(5,993)
Comprehensive income (loss)	-	-	-	43,599	11,554	55,153	(10)	55,143
Balance, June 30, 2020	$-	$23,438	$52,372	$847,486	$56,949	$980,245	$(710)	$979,535

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(dollar in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$46,861	$17,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,113	7,744
Net amortization of investments	1,550	1,270
Provision for doubtful receivables	1,476	5,658
Deferred tax expense (benefit)	13,100	(4,976)
Net realized investment (gains) losses on sale of securities	(2,731)	687
Net unrealized (gains) losses on equity investments	(21,295)	28,468
Interest credited to policyholder deposits	3,259	3,160
Share-based compensation	3,933	6,594
Loss on disposition of property and equipment	-	154
(Increase) decrease in assets:
Premium and other receivables, net	2,233	22,359
Deferred policy acquisition costs and value of business acquired	(2,677)	(5,588)
Deferred taxes	42	(91)
Other assets	(14,705)	(35,348)
Increase (decrease) in liabilities:
Claim liabilities	22,446	15,956
Liability for future policy benefits	15,953	10,188
Unearned premiums	(260)	(3,845)
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	556	11,403
Accounts payable and accrued liabilities	(1,897)	89,052
Net cash provided by operating activities	74,957	170,282

(Continued)

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(dollar in thousands)

	Six months ended June 30,
	2021	2020

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available-for-sale:
Fixed-maturities sold	$113,336	$66,316
Fixed-maturities matured/called	14,554	18,752
Securities held-to-maturity:
Fixed-maturities matured/called	-	339
Equity investments sold	76,348	72,775
Other invested assets sold	14,855	11,814
Other invested assets matured	210	-
Acquisition of investments:
Securities available for sale:
Fixed-maturities	(102,356)	(91,930)
Securities held to maturity:
Fixed-maturities	-	(340)
Equity investments	(172,177)	(160,104)
Other invested assets	(8,407)	(20,799)
Increase in other investments	(706)	(2,400)
Net change in policy loans	37	(97)
Net capital expenditures	(11,200)	(45,927)
Capital contribution on equity method investees	-	(4,933)
Net cash used in investing activities	(75,506)	(156,534)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	47,264	34,024
Proceeds from (repayments of) short-term borrowings	15,000	(39,000)
Proceeds from long-term borrowings	-	30,841
Repayments of long-term borrowings	(2,246)	(1,618)
Repurchase and retirement of common stock	-	(14,982)
Proceeds from policyholder deposits	9,516	16,421
Surrenders of policyholder deposits	(5,584)	(8,200)
Net cash provided by financing activities	63,950	17,486
Net increase in cash and cash equivalents	63,401	31,234
Cash and cash equivalents:
Beginning of period	110,989	109,837
End of period	$174,390	$141,071

See accompanying notes to unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021.

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
(dollar in thousands, except per share and share information)
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

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three and six months ended June 30, 2021 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

3.	Investment in Securities

The amortized cost for debt securities and alternative investments, gross unrealized gains and losses, and estimated fair value for the Company’s investments in securities by major security type and class of security as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$21,320	$417	$(38)	$21,699
U.S. Treasury securities and obligations of U.S. government instrumentalities	103,958	6,038	-	109,996
Municipal securities	615,133	44,147	(618)	658,662
Corporate bonds	177,610	25,427	(55)	202,982
Residential mortgage-backed securities	275,611	14,224	(817)	289,018
Collateralized mortgage obligations	5,829	505	-	6,334
Total fixed-maturities available-for-sale	$1,199,461	$90,758	$(1,528)	$1,288,691

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$24,496	$665	$(9)	$25,152
U.S. Treasury securities and obligations of U.S. government instrumentalities	103,694	7,993	-	111,687
Municipal securities	646,961	54,067	-	701,028
Corporate bonds	189,516	30,280	-	219,796
Residential mortgage-backed securities	249,801	21,487	(57)	271,231
Collateralized mortgage obligations	12,954	638	(21)	13,571
Total fixed-maturities available-for-sale	$1,227,422	$115,130	$(87)	$1,342,465

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed-maturities held-to-maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$613	$164	$-	$777
Residential mortgage-backed securities	164	9	-	173
Certificates of deposit	1,089	-	-	1,089
Total fixed-maturities held-to-maturity	$1,866	$173	$-	$2,039

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed-maturities held-to-maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$614	$201	$-	$815
Residential mortgage-backed securities	164	17	-	181
Certificates of deposit	1,089	-	-	1,089
Total fixed-maturities held-to-maturity	$1,867	$218	$-	$2,085

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$107,658	$14,066	$(3,957)	$117,767

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$112,171	$6,119	$(3,385)	$114,905

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$4,094	$(38)	4	$-	$-	-	$4,094	$(38)	4
Municipal securities	63,123	(618)	15	-	-	-	63,123	(618)	15
Corporate bonds	3,945	(55)	1	-	-	-	3,945	(55)	1
Residential mortgage-backed securities	58,807	(817)	19	-	-	-	58,807	(817)	19
Total fixed-maturities available-for-sale	$129,969	$(1,528)	39	$-	$-	-	$129,969	$(1,528)	39
Other invested assets - Alternative investments	$6,771	$(388)	4	$18,284	$(3,569)	7	$25,055	$(3,957)	11

	December 31, 2020
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$1,539	$(9)	1	$-	$-	-	$1,539	$(9)	1
Residential mortgage-backed securities	3,624	(57)	1	-	-	-	3,624	(57)	1
Collateralized mortgage obligations	6,060	(21)	2	-	-	-	6,060	(21)	2
Total fixed-maturities available-for-sale	$11,223	$(87)	4	$-	$-	-	$11,223	$(87)	4
Other invested assets - Alternative investments	$12,584	$(808)	4	$16,396	$(2,577)	6	$28,980	$(3,385)	10

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
(dollar in thousands, except per share and share information)
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

•	Alternative Investments: As of June 30, 2021, alternative investments with unrealized losses were not considered credit-impaired based on market conditions.

Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows:

	June 30, 2021
	Amortized cost	Estimated fair value
Fixed-maturities available-for-sale
Due in one year or less	$52,773	$53,720
Due after one year through five years	566,110	602,331
Due after five years through ten years	171,147	180,602
Due after ten years	127,991	156,686
Residential mortgage-backed securities	275,611	289,018
Collateralized mortgage obligations	5,829	6,334
	$1,199,461	$1,288,691
Fixed-maturities held-to-maturity
Due in one year or less	$1,089	$1,089
Due after five years through ten years	613	777
Residential mortgage-backed securities	164	173
	$1,866	$2,039

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $220,696 and $227,890 (fair value of $236,233 and $250,088) at June 30, 2021 and December 31, 2020, respectively were pledged with the Federal Home Loan Bank of New York (FHLBNY) to secure short-term borrowings.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

4.	Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Realized gains (losses)
Fixed-maturity securities
Fixed-maturities available-for-sale:
Gross gains	$80	$777	$90	$1,551
Gross losses	(621)	-	(966)	(6)
Total fixed-maturity securities	(541)	777	(876)	1,545
Equity investments
Gross gains	1,383	60	1,883	990
Gross losses	(16)	(1,158)	(419)	(2,770)
Gross losses from impaired securities	-	-	-	(678)
Total equity investments	1,367	(1,098)	1,464	(2,458)
Other invested assets
Gross gains	1,688	100	2,143	226
Total other invested assets	1,688	100	2,143	226
Net realized gains (losses) on securities	$2,514	$(221)	$2,731	$(687)

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

The gross losses from impaired securities during the six months ended June 30, 2020 are related to an equity method investment held by the Company.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Changes in net unrealized (losses) gains:
Recognized in accumulated other comprehensive income (loss):
Fixed-maturities available-for-sale	$(3,087)	$20,482	$(25,813)	$40,238
Other invested assets	6,404	(4,766)	7,375	(4,198)
	$3,317	$15,716	$(18,438)	$36,040
Not recognized in the consolidated financial statements:
Fixed-maturities held-to-maturity	$7	$(2)	$(45)	$70

The change in deferred tax asset (liability) on unrealized gains (losses) recognized in Accumulated Other Comprehensive Income during the six months ended June 30, 2021 and 2020 was $3,290 and ($7,205), respectively.

As of June 30, 2021 and December 31, 2020, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

5.	Premiums and Other Receivables, Net

Premiums and Other Receivables, Net were as follows:

	June 30, 2021	December 31, 2020
Premium	$157,606	$106,322
Self-funded group receivables	26,395	26,412
FEHBP	13,120	12,830
Agent balances	34,996	31,509
Accrued interest	10,171	10,418
Reinsurance recoverable	165,236	216,314
Other	128,917	135,774
	536,441	539,579
Less allowance for doubtful receivables:
Premium	37,293	37,231
Other	14,531	13,508
	51,824	50,739
Total premium and other receivables, net	$484,617	$488,840

As of June 30, 2021 and December 31, 2020, the Company had premiums and other receivables of $79,211 and $53,397, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of June 30, 2021 and December 31, 2020 were $24,563 and $23,752, respectively.

Reinsurance recoverable as of June 30, 2021 and December 31, 2020 includes $124,877 and $172,021, respectively, related to catastrophe losses covered by the Property and Casualty segment’s reinsurance program.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$-	$21,699	$-	$21,699
U.S. Treasury securities and obligations of U.S. government instrumentalities	109,996	-	-	109,996
Municipal securities	-	658,662	-	658,662
Corporate bonds	-	202,982	-	202,982
Residential agency mortgage-backed securities	-	289,018	-	289,018
Collateralized mortgage obligations	-	6,334	-	6,334
Total fixed-maturities available-for-sale	$109,996	$1,178,695	$-	$1,288,691
Equity investments	$275,539	$242,692	$5,199	$523,430

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$-	$25,152	$-	$25,152
U.S. Treasury securities and obligations of U.S. government instrumentalities	111,687	-	-	111,687
Municipal securities	-	701,028	-	701,028
Corporate bonds	-	219,796	-	219,796
Residential agency mortgage-backed securities	-	271,231	-	271,231
Collateralized mortgage obligations	-	13,571	-	13,571
Total fixed-maturities available-for-sale	$111,687	$1,230,778	$-	$1,342,465
Equity investments	$220,118	$179,108	$5,102	$404,328

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2021 and the year ended December 31, 2020.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Beginning Balance	$5,142	$5,102
Unrealized gain in other accumulated comprehensive income	57	97
Balance as of June 30,	$5,199	$5,199

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

7.	Claim Liabilities

The tables below present a reconciliation of the beginning and ending balances of Claim Liabilities during the six months ended June 30:
	Six months ended June 30, 2021
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$445,655	$341,447	$787,102
Reinsurance recoverable on claim liabilities	-	(138,816)	(138,816)
Net claim liabilities at beginning of period	445,655	202,631	648,286
Claims incurred
Current period insured events	1,647,480	59,924	1,707,404
Prior period insured events	(32,204)	(1,991)	(34,195)
Total	1,615,276	57,933	1,673,209
Payments of losses and loss-adjustment expenses
Current period insured events	1,294,829	24,750	1,319,579
Prior period insured events	221,548	49,554	271,102
Total	1,516,377	74,304	1,590,681
Net claim liabilities at end of period	544,554	186,260	730,814
Reinsurance recoverable on claim liabilities	-	78,734	78,734
Claim liabilities at end of period	$544,554	$264,994	$809,548

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

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

The favorable developments in the claims incurred and loss-adjustment expenses for prior-period insured events for the six months ended June 30, 2021 and 2020 were primarily due to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as Premium and Other Receivables, Net in the accompanying consolidated financial statements.
The claims incurred disclosed in the table above exclude the portion of the change in the liability for future policy benefits amounting to $10,767 and $21,413 during the three months and six months ended June 30, 2021, respectively, and $4,746 and $14,069 during the three months and six months ended June 30, 2020, respectively, which is included within the consolidated Claims Incurred.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

The following is information about incurred and paid claims development, net of reinsurance, as of June 30, 2021, as well as cumulative claim frequency. Additional information presented includes total incurred-but-not-reported liabilities plus expected development on reported claims which is included within the net incurred claims amounts.

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2020	129,300
2021	352,651

8.	Short-Term Borrowings

The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from FHLBNY and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances.  The borrowing capacity of TSS and TSV is up to 30% of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of June 30, 2021 and December 31, 2020, the borrowing capacity was approximately $193,732 and $200,338, respectively. The outstanding balance as of June 30, 2021 and December 31, 2020 was $45,000 and $30,000, respectively. The average interest rate of the outstanding balances was 0.34% and 0.33% as of June 30, 2021 and December 31, 2020, respectively.

•
TSA has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 250 basis points and contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matured on June 30, 2021 and was renewed for an additional year.  There was no outstanding balance as of June 30, 2021.

9.	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$1,375	$1,540	$2,750	$3,080
Expected return on assets	(1,100)	(2,209)	(2,200)	(4,418)
Amortization of actuarial loss	975	244	1,950	488
Settlement loss	1,000	356	2,000	712
Net periodic benefit cost (income)	$2,250	$(69)	$4,500	$(138)

Employer Contributions:  The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2020 that it expected to contribute $10,000 to the pension program in 2021.  As of June 30, 2021, the Company has contributed $10,000 to the pension program.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

10.	Reinsurance

Triple-S Propiedad, Inc. (TSP) uses facultative reinsurance, pro rata, and excess of loss reinsurance treaties to manage its exposure to losses, including those from catastrophe events. TSP has geographic exposure to catastrophe losses from hurricanes and earthquakes. The incidence and severity of catastrophes are inherently unpredictable.

Under these treaties, TSP ceded premiums written were $14,471 and $14,310 for the three months ended June 30, 2021 and 2020, respectively, and $29,454 and $30,717 for the six months ended June 30, 2021 and 2020, respectively. (Refunded) ceded incurred losses and loss adjustment expenses during the three months and six months ended June 30, 2021 and 2020 were $(323) and $1,565, respectively, and $(267) and $39,956, respectively. The ceded incurred losses and loss adjustment expenses for the six months ended June 30, 2020 include $40,000 related to earthquake losses ceded under catastrophe reinsurance.

Principal reinsurance agreements are as follows:

•	Casualty excess of loss treaty provides reinsurance for losses up to $20,000, subject to a retention of $225.

•	Medical malpractice excess of loss treaty provides reinsurance for losses up to $3,000, subject to a retention of $150.

•	Property reinsurance treaty includes proportional cessions and a per risk excess of loss contract limiting losses to $400 in $30,000 risks.

•	Catastrophe protection is purchased limiting losses to $5,000 per event with losses up to approximately $811,450 in a $816,450 event.

All principal reinsurance contracts are for a period of one year and are subject to modifications and negotiations in each renewal. TSP’s current property and catastrophe reinsurance program was renewed effective April 1, 2021 for a twelve-month period ending March 31, 2022. Other contracts that expired on January 1, 2021 were renewed.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

11.          Comprehensive Income (Loss)
The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net Unrealized Gain on Securities
Beginning Balance	$75,136	$73,709	$91,689	$57,830
Other comprehensive income (loss) before reclassifications	4,274	10,681	(12,105)	26,730
Amounts reclassified from accumulated other comprehensive (loss) income	(2,011)	720	(2,185)	550
Net current period change	2,263	11,401	(14,290)	27,280
Ending Balance	77,399	85,110	77,399	85,110
Liability for Pension Benefits
Beginning Balance	(100,900)	(28,314)	(101,509)	(28,467)
Amounts reclassified from accumulated other comprehensive income	609	153	1,218	306
Ending Balance	(100,291)	(28,161)	(100,291)	(28,161)
Accumulated Other Comprehensive Income
Beginning Balance	(25,764)	45,395	(9,820)	29,363
Other comprehensive income (loss) before reclassifications	4,274	10,681	(12,105)	26,730
Amounts reclassified from accumulated other comprehensive (loss) income	(1,402)	873	(967)	856
Net current period change	2,872	11,554	(13,072)	27,586
Ending Balance	$(22,892)	$56,949	$(22,892)	$56,949

12.	Share-Based Compensation

Share-based compensation expense recorded during the three months ended June 30, 2021 and 2020 was $2,751 and $4,235, respectively. Share-based compensation expense recorded during the six months ended June 30, 2021 and 2020 was $3,933 and $6,594, respectively. During the three and six months ended June 30, 2021, 20,823 shares were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. During the six months ended June 30, 2020, 6,882 shares were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. There were no non-cash tax withholdings during the three months ended June 30, 2020.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

13.	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$23,560	$43,599	$46,870	$17,454
Denominator for basic earnings per share:
Weighted average of common shares	23,478,867	23,193,626	23,355,965	23,287,787
Effect of dilutive securities	120,111	77,677	160,331	85,198
Denominator for diluted earnings per share	23,598,978	23,271,303	23,516,296	23,372,985
Basic net income per share attributable to TSM	$1.00	$1.88	$2.01	$0.75
Diluted net income per share attributable to TSM	$1.00	$1.87	$1.99	$0.75

14.	Segment Information

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating revenues:
Managed Care:
Premiums earned, net	$909,229	$788,773	$1,840,659	$1,598,059
Administrative service fees	2,676	2,809	5,441	5,003
Intersegment premiums/service fees	899	1,076	1,721	2,719
Net investment income	5,890	4,690	11,000	9,698
Total Managed Care	918,694	797,348	1,858,821	1,615,479
Life Insurance:
Premiums earned, net	53,479	47,523	105,389	93,709
Intersegment premiums	586	545	1,175	1,036
Net investment income	6,658	6,795	13,066	13,725
Total Life Insurance	60,723	54,863	119,630	108,470
Property and Casualty Insurance:
Premiums earned, net	25,172	22,239	50,268	42,664
Intersegment premiums	154	154	307	307
Net investment income	2,247	2,323	4,278	4,448
Total Property and Casualty Insurance	27,573	24,716	54,853	47,419
Other segments: *
Intersegment service revenues	4,218	2,007	7,449	5,042
Operating revenues from external sources	1,817	303	4,593	4,342
Total other segments	6,035	2,310	12,042	9,384
Total business segments	1,013,025	879,237	2,045,346	1,780,752
TSM operating revenues from external sources	165	7	262	255
Elimination of intersegment premiums/service fees	(1,639)	(1,775)	(3,203)	(4,062)
Elimination of intersegment service revenues	(4,218)	(2,007)	(7,449)	(5,042)
Consolidated operating revenues	$1,007,333	$875,462	$2,034,956	$1,771,903

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating income (loss):
Managed Care	$7,210	$29,322	$25,964	$43,489
Life Insurance	6,378	9,457	12,181	14,506
Property and Casualty Insurance	1,947	6,777	5,788	6,535
Other segments *	(2,334)	(2,409)	(4,432)	(2,913)
Total business segments	13,201	43,147	39,501	61,617
TSM operating revenues from external sources	165	7	262	255
TSM unallocated operating expenses	(3,753)	(1,841)	(6,589)	(3,244)
Elimination of TSM intersegment charges	2,403	2,403	4,806	4,806
Consolidated operating income	12,016	43,716	37,980	63,434
Consolidated net realized investment gains (losses)	2,514	(221)	2,731	(687)
Consolidated net unrealized investment gains (losses) on equity investments	12,743	28,338	21,295	(28,468)
Consolidated interest expense	(2,217)	(1,864)	(4,209)	(3,717)
Consolidated other income, net	4,851	801	7,962	4,406
Consolidated income before taxes	$29,907	$70,770	$65,759	$34,968

Depreciation and amortization expense:
Managed Care	$2,440	$2,930	$4,792	$5,976
Life Insurance	318	308	645	580
Property and Casualty Insurance	74	91	144	203
Other segments*	351	352	702	673
Total business segments	3,183	3,681	6,283	7,432
TSM depreciation expense	411	156	830	312
Consolidated depreciation and amortization expense	$3,594	$3,837	$7,113	$7,744

*	Includes segments that are not required to be reported separately, primarily the health clinics.

	June 30, 2021	December 31, 2020
Assets:
Managed Care	$1,478,811	$1,319,389
Life Insurance	1,095,606	1,051,819
Property and Casualty Insurance	529,690	583,404
Other segments *	38,692	34,020
Total business segments	3,142,799	2,988,632
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	17,369	16,489
Property and equipment, net	73,088	68,678
Other assets	92,919	88,684
	183,376	173,851
Elimination entries-intersegment receivables and others	(100,713)	(74,065)
Consolidated total assets	$3,225,462	$3,088,418

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

15.	Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated interim financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation,” the “Company,” “TSM,” “we,” “our,” and “us” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2021.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2020 and the MD&A included therein, and our unaudited condensed consolidated interim financial statements and accompanying notes as of and for the three months and six months ended June 30, 2021 included in this Quarterly Report on Form 10-Q.

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

As of June 30, 2021, we served approximately 1 million managed care members in Puerto Rico.  For the six months ended June 30, 2021 and 2020, our Managed Care segment represented approximately 92% of our total consolidated premiums earned.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the reported balances for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment but are eliminated in consolidation and do not change net income.  See Note 14 of the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

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

Recent Developments

COVID-19

COVID-19 Situation in Puerto Rico

As of July 30, 2021, the Puerto Rico Department of Health reported a cumulative total of 126,158 and 19,329 confirmed (RT-PCR+) and probable (antigen) COVID-19 cases, respectively, and a total of 2,578 confirmed and probable COVID-19-related deaths in Puerto Rico.

Puerto Rico was under a stay-at-home order from March 15, 2020 until June 16, 2020.  The Governor of Puerto Rico also issued several consecutive executive orders establishing COVID-19 related restrictions and the rules for the gradual re-opening of the economy, which were in effect from May 4, 2020 to July 4, 2021.  As of July 5, the Governor delegated all authority to issue guidelines and protocols to address the COVID-19 emergency to the Puerto Rico Secretary of Health.

Puerto Rico began its COVID-19 vaccination program in December 2020 and as of May 12, 2021, all citizens 12 years old and older are eligible to receive the vaccine. The Puerto Rico Department of Health reported as of July 1, 2021 that over 60% of the eligible population had received the full dose of the COVID-19 vaccine and over 70% of the eligible population had received at least the first dose.

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

On July 27, 2021, the Oversight Board filed the Sixth Amended Title III Joint Plan of Adjustment for the Commonwealth, et. al. (the Proposed Plan) in the pending debt restructuring proceedings under Title III of PROMESA. The Proposed Plan, which has substantial support from several creditor constituencies but is still subject to confirmation in the Title III proceeding, seeks to restructure approximately $35 billion of debt and other claims against the Commonwealth, PBA and ERS, and more than $50 billion of unfunded pension liabilities. On July 29, 2021, the Title III court approved the disclosure statement for the Proposed Plan. The Oversight Board has proposed that final hearings on confirmation of a plan of adjustment take place in November 2021.

Property & Casualty Litigation

As of June 30, 2021, our Property and Casualty subsidiary had been served in a total of 487 cases relating to Hurricane Maria. Of those, 274 remained open as of June 30, 2021. See Item 1A. Risk Factors – Risks Related to our Business – Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations. and We face risks related to litigation. included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ASES Contract Renewal

The Puerto Rico Health Insurance Administration (ASES by its Spanish acronym) has notified us of its exercise of its right to extend our agreement for the provision of health coverage to the medically indigent in Puerto Rico under the Puerto Rico Health Reform Program (similar to Medicaid) for an additional year, from October 1, 2021 to September 30, 2022. The renewal is subject to premium negotiations for the extended term, which are under way.

Recent Accounting Standards

For a description of recent accounting standards, see Note 2 of the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2021	2020
Managed Care enrollment:
Commercial [1]	418,414	433,471
Medicare	136,490	134,601
Medicaid	445,881	364,157
Total	1,000,785	932,229
Managed Care enrollment by funding arrangement:
Fully insured	898,573	823,247
Self-insured	102,212	108,982
Total	1,000,785	932,229

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth our consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(dollar in millions)	2021	2020	2021	2020
Revenues
Premiums earned, net	$987.9	$858.5	$1,996.3	$1,734.4
Administrative service fees	2.6	2.8	5.4	5.0
Net investment income	15.0	13.8	28.6	28.1
Other operating revenues	1.9	0.4	4.7	4.4
Total operating revenues	1,007.4	875.5	2,035.0	1,771.9
Net realized investment gains (losses)	2.5	(0.2)	2.7	(0.7)
Net unrealized investment gains (losses) on equity investments	12.7	28.3	21.3	(28.5)
Other income, net	4.9	0.8	8.0	4.4
Total revenues	1,027.5	904.4	2,067.0	1,747.1
Benefits and expenses
Claims incurred	844.0	653.1	1,694.6	1,367.6
Operating expenses	151.3	178.7	302.4	340.9
Total operating expenses	995.3	831.8	1,997.0	1,708.5
Interest expense	2.2	1.8	4.2	3.7
Total benefits and expenses	997.5	833.6	2,001.2	1,712.2
Income before taxes	30.0	70.8	65.8	34.9
Income tax expense	6.4	27.2	18.9	17.5
Net income attributable to TSM	$23.6	$43.6	$46.9	$17.4

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating Revenues

Consolidated premiums earned, net increased by $129.4 million, or 15.1%, to $987.9 million.  This increase primarily reflects higher premiums in the Managed Care segment by $120.5 million. The growth in Managed Care premiums reflects higher average premium rates across all lines of business and an increase in Medicaid membership.

Net Unrealized Investment Gains (Losses) on Equity Investments

The $12.7 million in consolidated net unrealized investment gains on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $190.9 million, or 29.2%, to $844.0 million, and the consolidated loss ratio increased 930 basis points, to 85.4%, when compared to the prior-year period primarily reflecting a more normalized utilization of Managed Care services compared to the low utilization in the prior-year quarter due to the pandemic, increased benefits in the Medicare product offering in 2021 and the effect of the elimination of the Health Insurance Providers Fee (HIP fee) pass-through in 2021.

Operating Expenses

Consolidated operating expenses decreased by $27.4 million, or 15.3%, to $151.3 million. The decrease in operating expenses primarily reflects the accrual in the prior year quarter of a contingency reserve related to a legal proceeding in the Managed Care segment amounting to $32.0 million and the elimination in 2021 of the HIP fee of $14.9 million offset in part by higher personnel costs.  The consolidated operating expense ratio decreased 540 basis points, to 15.3%.

Income Taxes

Consolidated income tax expense for the three months ended June 30, 2021 decreased by $20.8 million, to $6.4 million, primarily reflecting lower taxable income in 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Operating Revenues

Consolidated premiums earned, net increased by $261.9 million, or 15.1%, to $1,996.3 million during the six months ended June 30, 2021.  This increase primarily reflects higher premiums in the Managed Care segment by $242.7 million due to higher average premium rates in all lines of business and an increase in Medicaid membership.

Net Unrealized Investment Gains (Losses) on Equity Investments

The $21.3 million in consolidated net unrealized investment gains on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $327.0 million, or 23.9%, to $1,694.6 million, during the six months ended June 30, 2021.  The consolidated loss ratio increased 600 basis points, to 84.9%, from the prior-year period, reflecting higher Managed Care claim trends and utilization of services because of COVID-19-related testing and treatments costs, the waiver of medical and payment policies (see Recent Developments – COVID-19 – Measures Impacting our Business included in this quarterly report on Form 10-Q), increased benefits in the 2021 Medicare product and a more normalized utilization of services compared to the low utilization in the prior year due to the pandemic.

Operating Expenses

Consolidated operating expenses decreased by $38.5 million, or 11.3%, to $302.4 million. The decrease in operating expenses primarily reflects the accrual in the prior year quarter of a contingency reserve related to a legal proceeding in the Managed Care segment amounting to $32.0 million and the elimination of the HIP fee in 2021 of $31.2 million. These decreases were partially offset by higher personnel costs and professional fees. The consolidated operating expense ratio decreased 450 basis points, to 15.1%.

Income Taxes

Consolidated income increased by $1.4 million, or 8.0%, to $18.9 million, primarily reflecting higher taxable income in 2021.

Managed Care Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar in millions)	2021	2020	2021	2020
Operating revenues
Medical premiums earned, net
Medicare	$408.4	$372.4	$810.7	$760.2
Medicaid	291.8	221.1	614.5	442.0
Commercial	209.6	195.8	416.6	396.9
Medical premiums earned, net	909.8	789.3	1,841.8	1,599.1
Administrative service fees	3.0	3.4	6.1	6.7
Net investment income	5.9	4.7	11.0	9.7
Total operating revenues	918.7	797.4	1,858.9	1,615.5
Medical operating costs
Medical claims incurred	803.9	627.0	1,615.3	1,304.8
Medical operating expenses	107.6	141.1	217.6	267.2
Total medical operating costs	911.5	768.1	1,832.9	1,572.0
Medical operating income	$7.2	$29.3	$26.0	$43.5
Additional data
Member months enrollment
Medicare	409,012	405,203	817,793	813,110
Medicaid	1,332,994	1,077,456	2,629,183	2,145,472
Commercial
Fully insured	948,839	975,212	1,905,786	1,953,554
Self-funded	298,854	327,030	594,691	657,262
Total Commercial	1,247,693	1,302,242	2,500,477	2,610,816
Total member months	2,989,699	2,784,901	5,947,453	5,569,398
Medical loss ratio	88.4%	79.4%	87.7%	81.6%
Operating expense ratio	11.8%	17.8%	11.8%	16.6%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Medical Premiums Earned, Net

Medical premiums earned increased by $120.5 million, or 15.3%, to $909.8 million. This increase is principally the result of the following:

•
Premiums generated by the Medicaid business increased by $70.7 million, or 32.0%, to $291.8 million, primarily reflecting an increase in enrollment of approximately 256,000 member months and higher average premium rates following the premium rate increase effective July 2020. These increases were partially offset by the elimination of the HIP fee pass-through in 2021.

•
Premiums generated by the Medicare business increased by $36.0 million, or 9.7%, to $408.4 million, primarily due to higher average premium rates resulting from an increase in the premium rate benchmark and average membership risk score. Member months increased slightly compared with the prior-year period.

•
Premiums generated by the Commercial business increased by $13.8 million, or 7.0%, to $209.6 million, primarily reflecting higher average premium rates. This increase was partially offset by a decrease of approximately 26,000 fully insured member months and the elimination of the HIP Fee pass-through in 2021.

Medical Claims Incurred

Medical claims incurred increased by $176.9 million, or 28.2%, to $803.9 million when compared to the three months ended June 30, 2020. The medical loss ratio (MLR) of the segment increased 900 basis points during the 2021 period, to 88.4%.  This fluctuation is principally attributed to the net effect of the following:

•
Claims incurred in the Medicaid business increased by $68.1 million, or 32.9%, during the 2021 period.  The MLR, at 94.3%, was 60 basis points higher than the same period last year. The increase in claims cost is due to higher member months, a more normalized utilization of services compared to the low utilization experienced in the prior-year quarter due to the pandemic, COVID-19-related testing and treatment costs, and the waiver of medical and payment policies. In addition, the 2021 MLR was impacted by the elimination of the HIP fee pass-through in 2021.

•
Claims incurred in the Medicare business increased by $61.6 million, or 21.4%, during the 2021 period and its MLR increased 830 basis points to 85.5%. These increases reflect a more normalized utilization of services compared to the low utilization experienced in the prior-year quarter due to the pandemic, improved benefits in the 2021 product offerings, COVID-19-related testing and treatment costs and the waiver of medical and payment policies, partially offset by favorable prior period reserve development in the 2021 period.

•
Claims incurred in the Commercial business increased by $47.2 million, or 35.7%, during 2021 and its MLR increased 1,810 basis points, to 85.6%.  The higher MLR principally reflects higher claim trends, a more normalized utilization of services compared to the low utilization experienced in the prior-year quarter due to the pandemic, COVID-19-related testing and treatment costs and the elimination of the HIP fee pass-through in 2021.

Medical Operating Expenses

Medical operating expenses decreased by $33.5 million, or 23.7%, to $107.6 million, primarily reflecting the accrual in the prior year quarter of a contingency reserve related to a legal proceeding and the elimination of the HIP fee in 2021, partially offset by higher personnel costs and professional services. The operating expense ratio decreased 600 basis points to 11.8% in 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Medical Premiums Earned, Net

Medical premiums earned increased by $242.7 million, or 15.2%, to $1,841.8 million. This increase is principally the result of the following:

•
Premiums generated by the Medicaid business increased by $172.5 million, or 39.0%, to $614.5 million, primarily reflecting higher average premium rates following two premium rates increases that were effective in May 2020 and July 2020 and an increase in enrollment of approximately 484,000 member months. In addition, following a reconciliation process with ASES this year, we recognized premiums corresponding to prior periods in the first quarter of 2021.  These increases were partially offset by the elimination of the HIP fee pass-through in 2021.

•
Premiums generated by the Medicare business increased by $50.5 million, or 6.6%, to $810.7 million, primarily due to higher average premium rates reflecting an increase in the premium rate benchmark and membership risk score. Member months increased slightly when compared with the prior-year period.

•
Premiums generated by the Commercial business increased by $19.7 million, or 5.0%, to $416.6 million, mainly reflecting higher average premium rates in the 2021 period.  This increase was partially offset by the elimination of the HIP fee pass-through in 2021 and a decrease of approximately 48,000 fully insured member months.

Medical Claims Incurred

Medical claims incurred increased by $310.5 million, or 23.8%, to $1,615.3 million when compared to the six months ended June 30, 2020.  The MLR of the segment increased 610 basis points during 2021, to 87.7%. This fluctuation is principally attributed to the net effect of the following:

•
Claims incurred in the Medicaid business increased by $150.5 million, or 37.0%, during 2021 and its MLR decreased 130 basis points, to 90.7%. The increase in claim cost is due to higher member months. The lower MLR reflects the premium rates increases and prior period premiums recognized this year, partially offset by COVID-19-related testing and treatment costs, the waiver of medical and payment policies and the elimination of the HIP fee pass-through in 2021.

•
Claims incurred in the Medicare business increased by $92.2 million, or 15.2%, during the 2021 period and its MLR increased 640 basis points, to 86.4%.  The higher MLR reflects a more normalized utilization of services compared to the low utilization experienced in the prior-year period due to the pandemic, improved benefits in the 2021 product offerings, COVID-19-related testing and treatment costs and the waiver of medical and payment policies. These increases were partially offset by favorable prior period reserve development in the 2021 period.

•
Claims incurred in the Commercial business increased by $67.8 million, or 23.4%, during 2021 and its MLR increased 1,290 basis points, to 85.9%. These increases primarily result from higher claim trends, a more normalized utilization of services compared to low utilization in the prior year due to the pandemic, COVID-19-related testing and treatment costs, the waiver of medical and payment policies and the elimination of the HIP fee pass-through in 2021. These increases were partially offset by the lower fully insured membership enrollment.

Medical Operating Expenses

Medical operating expenses decreased by $49.6 million, or 18.6%, to $217.6 million, primarily reflecting the accrual in prior year of a contingency reserve related to a legal proceeding and the elimination of the HIP fee in 2021 offset in part by an increase in personnel costs and professional fees. The operating expense ratio decreased 480 basis points to 11.8% in 2021.

Life Insurance Segment Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar in millions)	2021	2020	2021	2020
Operating revenues:
Premiums earned, net:
Premiums earned	$56.9	$50.6	$112.1	$99.6
Ceded premiums earned	(2.9)	(2.5)	(5.6)	(4.8)
Premiums earned, net	54.0	48.1	106.5	94.8
Net investment income	6.7	6.8	13.1	13.7
Total operating revenues	60.7	54.9	119.6	108.5
Operating costs:
Policy benefits and claims incurred	29.6	20.6	59.0	48.0
Underwriting and other expenses	24.7	24.8	48.4	46.0
Total operating costs	54.3	45.4	107.4	94.0
Operating income	$6.4	$9.5	$12.2	$14.5
Additional data:
Loss ratio	54.8%	42.8%	55.4%	50.6%
Operating expense ratio	45.7%	51.6%	45.4%	48.5%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating Revenues

Premiums earned, net increased by $5.9 million, or 12.3%, to $54.0 million, primarily as the result of higher sales across all lines of business, particularly in the Individual Life and Cancer lines of business. Last year premium growth slowed down during the two-month COVID-19 government-enforced lockdown, which severely affected sales and increased policy cancellations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $9.0 million, or 43.7%, to $29.6 million, primarily as the result of higher actuarial reserves, due to higher persistency during the period, and higher benefits paid driven by the lower volume of claim submissions in the prior year quarter following the government-enforced lockdown due to COVID-19 pandemic. As a result, the segment’s loss ratio increased 1,200 basis points, to 54.8%.

Underwriting and Other Expenses

Underwriting and other expenses decreased $0.1 million, or 0.4%, to $24.7 million, while the segment’s operating expense ratio decreased 590 basis points, to 45.7%.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Operating Revenues

Premiums earned, net increased by $11.7 million, or 12.3%, to $106.5 million, primarily as the result of increased persistency and new sales across all lines of business, particularly in the Individual Life, Cancer and Group Life lines of business. In addition, during the second quarter of 2020, this segment acquired an insurance portfolio that contributed additional premiums in the Cancer and Group Life lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $11.0 million, or 22.9%, to $59.0 million, primarily as the result of higher actuarial reserves, due to higher persistency during the period, and higher benefits paid driven by the lower volume of claim submissions in the prior year quarter following the government-enforced lockdown due to COVID-19 pandemic. As a result, the segment’s loss ratio increased 480 basis points, to 55.4%.

Underwriting and Other Expenses

Underwriting and other expenses increased $2.4 million, or 5.2%, to $48.4 million, primarily reflecting an increase in commissions expense resulting from higher sales during the period, offset in part by lower amortization of deferred acquisition costs. The segment’s operating expense ratio decreased 310 basis points to 45.4%.

Property and Casualty Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar in millions)	2021	2020	2021	2020
Operating revenues
Premiums earned, net:
Premiums written	$41.2	$38.4	$77.8	$71.6
Premiums ceded	(14.4)	(14.3)	(29.4)	(30.7)
Change in unearned premiums	(1.5)	(1.7)	2.2	2.1
Premiums earned, net	25.3	22.4	50.6	43.0
Net investment income	2.3	2.3	4.3	4.4
Total operating revenues	27.6	24.7	54.9	47.4
Operating costs
Claims incurred	11.6	6.5	21.1	17.4
Underwriting and other expenses	14.0	11.5	28.0	23.5
Total operating costs	25.6	18.0	49.1	40.9
Operating income	$2.0	$6.7	$5.8	$6.5
Additional data:
Loss ratio	45.8%	29.0%	41.7%	40.5%
Operating expense ratio	55.3%	51.3%	55.3%	54.7%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating Revenues

Total premiums written increased by $2.8 million, or 7.3%, to $41.2 million, primarily driven by higher premiums in Personal Package, Commercial Auto and Commercial Property products, partially offset by a decrease in Commercial Package products.

Claims Incurred

Claims incurred increased by $5.1 million, or 78.5%, to $11.6 million, primarily resulting from lower losses in the 2020 period in the segment’s on-going business as a result of the two-month government-enforced lockdown because of the COVID-19 pandemic. As a result, the loss ratio increased 1,680 basis points, to 45.8% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $2.5 million, or 21.7%, to $14.0 million primarily due to higher net commission expense following the increase in net premiums earned. The net commission expense for the current period is unfavorably impacted by a lower capitalization of deferred acquisition costs. The operating expense ratio was 55.3%, 400 basis points higher than prior year.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Operating Revenues

Total premiums written increased by $6.2 million, or 8.7%, to $77.8 million, primarily driven by higher premiums, particularly in Personal Package, Commercial Property, Commercial Auto and Commercial Liability products, partially offset by a decrease in Commercial Package products.

The premiums ceded to reinsurers decreased by $1.3 million, or 4.2%, primarily due to $3.0 million of reinsurance reinstatement premiums in 2020 following the losses recorded after the earthquakes in the southwest region of Puerto Rico in January 2020, offset in part by an increase in the cost of catastrophe reinsurance protection.

Claims Incurred

Claims incurred increased by $3.7 million, or 21.3%, to $21.1 million primarily resulting from lower losses in the 2020 period because of the COVID-19 pandemic, offset in part by the recognition of $5.0 million of earthquake losses after the January 2020 events. As a result, the loss ratio increased by 120 basis points, to 41.7% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $4.5 million, or 19.1%, to $28.0 million, mostly because of higher net commission expense following the increase in net premiums earned. Current year net commission expense is affected by a lower capitalization of deferred acquisition costs. The operating expense ratio was 55.3%, 60 basis points higher than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended June 30,
(dollar in millions)	2021	2020
Sources (uses) of cash:
Cash provided by operating activities	$75.0	$170.3
Net purchases of investment securities	(64.3)	(105.6)
Net capital expenditures	(11.2)	(45.9)
Capital contribution on equity method investees	-	(4.9)
Proceeds from long-term borrowings	-	30.8
Payments of long-term borrowings	(2.2)	(1.6)
Net change in short-term borrowings	15.0	(39.0)
Proceeds from policyholder deposits	9.5	16.4
Surrenders of policyholder deposits	(5.6)	(8.2)
Repurchase and retirement of common stock	-	(14.9)
Other	47.2	33.8
Net increase in cash and cash equivalents	$63.4	$31.2

The decrease of approximately $95.3 million in net cash provided by operating activities is mostly due to higher claims paid in the Managed Care segments, offset in part by higher premiums collections, and lower income taxes paid, and lower cash paid to suppliers and employees.

The net purchases of investments in securities are part of our asset/liability management strategy.

The decrease in capital contribution reflects capital contributions made in the 2020 period in exchange for a participation in equity method investees.

The net change in short-term borrowings represents advances of short-term facilities available to address timing differences between cash receipts and disbursements.

The fluctuation in other sources of cash reflects the $13.2 million change in outstanding checks in excess of bank balances.

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

Financing and Financing Capacity

Long-Term Borrowings

TSM has $35.5 million credit agreement (the Loan) with a commercial bank in Puerto Rico.  The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million.  Term Loan A matures in October 2023 while Term Loans B and C mature in January 2024.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and (iii) 325 basis points over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  The Company was in compliance with these covenants as of June 30, 2021.

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

On June 19, 2020, TSM entered into a $31.4 million Credit Agreement with a commercial bank in Puerto Rico. The proceeds were used by the Company to partially finance the acquisition of a building. The Credit Agreement is guaranteed by a mortgage over the building, a pledge of all collateral related to the building and an assignment of the rents collected for the lease of office space in the building. Approximately 64.25% of the acquired building is currently leased to third parties. The Company is in the process of moving some of its offices currently leased to third parties to the new building and expects to fully occupy the new facilities together with the leased space. Pursuant to the Credit Agreement, interest is payable on the outstanding principal balance of the Loan at an annual rate equal to the Prime Rate. Monthly interest payments commenced on July 1, 2020 and will continue to be paid each month until the principal of the Loan has been paid in full.

The Company may, at its option and at any time, upon notice as specified in the Credit Agreement, prepay prior to maturity, all, or any part of the Loan upon the payment of a penalty fee of the outstanding principal amount at the time of the prepayment of 3% during the first year, 2% during the second year, 1% during the third year and thereafter at par.

The Credit Agreement includes certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with these covenants as of June 30, 2021.

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

Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that as of June 30, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

The Company hired a new Chief Financial Officer, Victor J. Haddock-Morales, replacing Juan J. Román Jiménez, who retired. As the Company’s principal financial officer, Mr. Haddock-Morales, will oversee the Company’s internal controls and financial reporting moving forward.

Part II – Other Information

Item 1.	Legal Proceedings

None of the legal proceedings disclosed in Note 25 of the Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K had a material development during the six months ended June 30, 2021.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1, 2021 to April 30, 2021	-	$-	-	$-
May 1, 2021 to May 31, 2021	-	-	-	-
June 1, 2021 to June 30, 2021	20,823	23.15	-	-

(1) Represents shares repurchased and retired as the result of non-cash tax witholdings upon vesting of shares of participants under the Company’s equity compensation plans.  In June 2021, 20,823 shares were repurchased and retired as the result of non-cash tax witholdings upon vesting of shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and six months ended June 30, 2021 and 2020 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	August 5, 2021	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	August 5, 2021	By:	/s/ Victor J. Haddock-Morales
Victor J. Haddock-Morales
Executive Vice President and Chief Financial Officer