Form 10-Q
period 2021-09-30
TRIPLE-S MANAGEMENT CORP
filed 2021-11-04
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2021

Common Stock, $1.00 par value	23,794,612

Triple-S Management Corporation
FORM 10-Q

For the Quarter Ended September 30, 2021

Part I -  Financial Information
Item 1.  Financial Statements
Triple-S Management Corporation
Condensed Consolidated Interim Balance Sheets (Unaudited)
(dollar in thousands, except share information)

	September 30, 2021	December 31, 2020
Assets
Investments and cash:
Fixed-maturities available-for-sale, at fair value	$1,290,234	$1,342,465
Fixed-maturities held-to-maturity, at amortized cost	1,870	1,867
Equity investments, at fair value	518,765	404,328
Other invested assets, at net asset value	119,396	114,905
Policy loans	10,480	10,459
Cash and cash equivalents	122,709	110,989
Total investments and cash	2,063,454	1,985,013
Premiums and other receivables, net	496,477	488,840
Deferred policy acquisition costs and value of business acquired	255,010	248,325
Property and equipment, net	137,762	131,974
Deferred tax asset	111,206	119,534
Goodwill	28,614	28,614
Other assets	99,143	86,118
Total assets	$3,191,666	$3,088,418
Liabilities and Stockholders’ Equity
Claim liabilities	$798,508	$787,102
Liability for future policy benefits	438,008	414,997
Unearned premiums	101,331	97,481
Policyholder deposits	214,912	206,109
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	35,358	45,109
Accounts payable and accrued liabilities	389,918	332,699
Deferred tax liability	13,533	15,046
Short-term borrowings	-	30,000
Long-term borrowings	49,498	52,751
Liability for pension benefits	133,659	139,611
Total liabilities	2,174,725	2,120,905
Stockholders’ equity:
Triple-S Management Corporation stockholders’ equity
Common stock, $1 par value. Authorized 100,000,000 shares;
issued and outstanding 23,794,612 and 23,430,292 shares at
September 30, 2021 and December 31, 2020, respectively	23,795	23,430
Additional paid-in capital	63,471	57,399
Retained earnings	952,258	897,221
Accumulated other comprehensive loss, net	(21,850)	(9,820)
Total Triple-S Management Corporation stockholders’ equity	1,017,674	968,230
Non-controlling interest in consolidated subsidiary	(733)	(717)
Total stockholders’ equity	1,016,941	967,513
Total liabilities and stockholders’ equity	$3,191,666	$3,088,418

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Earnings (Unaudited)
(dollar in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Premiums earned, net	$1,019,696	$922,934	$3,016,012	$2,657,366
Administrative service fees	3,875	3,752	9,316	8,755
Net investment income	17,572	14,168	46,178	42,294
Other operating revenues	3,925	2,052	8,518	6,394
Total operating revenues	1,045,068	942,906	3,080,024	2,714,809
Net realized investment gains (losses)	1,015	507	3,746	(180)
Net unrealized investment (losses) gains on equity investments	(7,912)	11,040	13,383	(17,428)
Other income, net	11,085	1,811	19,047	6,217
Total revenues	1,049,256	956,264	3,116,200	2,703,418
Benefits and expenses
Claims incurred, net of reinsurance	878,947	761,792	2,573,569	2,129,401
Operating expenses	154,526	158,809	456,880	499,669
Total operating costs	1,033,473	920,601	3,030,449	2,629,070
Interest expense	2,016	2,096	6,225	5,813
Total benefits and expenses	1,035,489	922,697	3,036,674	2,634,883
Income before taxes	13,767	33,567	79,526	68,535
Income tax expense	5,607	9,989	24,505	27,520
Net income	8,160	23,578	55,021	41,015
Net loss attributable to non-controlling interest	7	3	16	20
Net income attributable to Triple-S Management Corporation	$8,167	$23,581	$55,037	$41,035
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.35	$1.02	$2.35	$1.77
Diluted net income per share	$0.35	$1.02	$2.34	$1.76

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Comprehensive Income (Loss) (Unaudited)
(dollar in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$8,160	$23,578	$55,021	$41,015
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available-for-sale securities, net of taxes	421	4,743	(13,869)	32,023
Defined benefit pension plan:
Actuarial loss, net	621	247	1,839	553
Total other comprehensive income (loss), net of tax	1,042	4,990	(12,030)	32,576
Comprehensive income	9,202	28,568	42,991	73,591
Comprehensive loss attributable to non-controlling interest	7	3	16	20
Comprehensive income attributable to Triple-S Management Corporation	$9,209	$28,571	$43,007	$73,611

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Stockholders’ Equity (Unaudited)
(dollar in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2020	$-	$23,430	$57,399	$897,221	$(9,820)	$968,230	$(717)	$967,513
Share-based compensation	-	250	932	-	-	1,182	-	1,182
Comprehensive income (loss)	-	-	-	23,310	(15,944)	7,366	(3)	7,363
Balance, March 31, 2021	$-	$23,680	$58,331	$920,531	$(25,764)	$976,778	$(720)	$976,058
Share-based compensation	-	137	2,614	-	-	2,751	-	2,751
Repurchase and retirement of common stock	-	(21)	(461)	-	-	(482)	-	(482)
Comprehensive income (loss)	-	-	-	23,560	2,872	26,432	(6)	26,426
Balance, June 30, 2021	$-	$23,796	$60,484	$944,091	$(22,892)	$1,005,479	$(726)	$1,004,753
Share-based compensation	-	1	3,030	-	-	3,031	-	3,031
Repurchase and retirement of common stock	-	(2)	(43)	-	-	(45)	-	(45)
Comprehensive income (loss)	-	-	-	8,167	1,042	9,209	(7)	9,202
Balance, September 30, 2021	$-	$23,795	$63,471	$952,258	$(21,850)	$1,017,674	$(733)	$1,016,941

Balance, December 31, 2019	$-	$23,800	$60,504	$830,198	$29,363	$943,865	$(693)	$943,172
Share-based compensation	-	590	1,769	-	-	2,359	-	2,359
Repurchase and retirement of common stock	-	(584)	(8,511)	-	-	(9,095)	-	(9,095)
Comprehensive income (loss)	-	-	-	(26,145)	16,032	(10,113)	(7)	(10,120)
Cumulative effect adjustment due to implementation of ASU 2016-13	-	-	-	(166)	-	(166)	-	(166)
Balance, March 31, 2020	$-	$23,806	$53,762	$803,887	$45,395	$926,850	$(700)	$926,150
Share-based compensation	-	7	4,228	-	-	4,235	-	4,235
Repurchase and retirement of common stock	-	(375)	(5,618)	-	-	(5,993)	-	(5,993)
Comprehensive income (loss)	-	-	-	43,599	11,554	55,153	(10)	55,143
Balance, June 30, 2020	$-	$23,438	$52,372	$847,486	$56,949	$980,245	$(710)	$979,535
Share-based compensation	-	7	1,842	-	-	1,849	-	1,849
Repurchase and retirement of common stock	-	(15)	(250)	-	-	(265)	-	(265)
Comprehensive income (loss)	-	-	-	23,581	4,990	28,571	(3)	28,568
Balance, September 30, 2020	$-	$23,430	$53,964	$871,067	$61,939	$1,010,400	$(713)	$1,009,687

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$55,021	$41,015
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,667	10,855
Net amortization of investments	2,290	2,151
(Reversal) provision for doubtful receivables	(340)	2,229
Deferred tax expense	8,635	2,277
Net realized investment (gains) losses on sale of securities	(3,746)	180
Net unrealized (gains) losses on equity investments	(13,383)	17,428
Interest credited to policyholder deposits	4,874	4,788
Share-based compensation	6,964	8,443
Gain on sale of property and equipment	-	154
(Increase) decrease in assets:
Premium and other receivables, net	(7,811)	26,038
Deferred policy acquisition costs and value of business acquired	(5,474)	(10,827)
Deferred taxes	45	(109)
Other assets	(11,197)	(29,831)
Increase (decrease) in liabilities:
Claim liabilities	11,406	77,662
Liability for future policy benefits	23,011	22,099
Unearned premiums	3,850	2,307
Liability to Federal Employees’ Health Benefits and Federal Employees’ Programs	(9,751)	10,093
Accounts payable and accrued liabilities	25,638	36,729
Net cash provided by operating activities	100,699	223,681

(Continued)

Triple-S Management Corporation
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed-maturities sold	$140,866	$94,557
Fixed-maturities matured/called	18,271	37,450
Securities held to maturity:
Fixed-maturities matured/called	747	1,079
Equity investments sold	99,951	80,152
Other invested assets sold	19,652	13,231
Acquisition of investments:
Securities available for sale:
Fixed-maturities	(129,066)	(206,387)
Securities held to maturity:
Fixed-maturities	(751)	(1,087)
Equity investments	(199,046)	(201,324)
Other invested assets	(9,317)	(25,442)
Increase in other investments	(4,470)	(3,924)
Net change in policy loans	(21)	240
Net capital expenditures	(16,948)	(52,549)
Capital contribution on equity method investees	-	(7,083)
Net cash used in investing activities	(80,132)	(271,087)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	20,594	16,814
Net change in short-term borrowings	(30,000)	28,500
Proceeds from long-term borrowings	-	30,841
Repayments of long-term borrowings	(3,370)	(2,760)
Repurchase and retirement of common stock	-	(14,980)
Proceeds from policyholder deposits	12,594	21,586
Surrenders of policyholder deposits	(8,665)	(12,829)
Net cash (used in) provided by financing activities	(8,847)	67,172
Net increase in cash and cash equivalents	11,720	19,766
Cash and cash equivalents:
Beginning of period	110,989	109,837
End of period	$122,709	$129,603

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021.

2.	Significant Accounting Policies

Recently Adopted Accounting Standards

On August 28, 2018, the Financial Accounting Standards Board (FASB) issued guidance for Compensation – Retirement Benefits – Defined Benefit Plans – General which addresses changes to the disclosure requirement for defined benefit plans. The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Specifically, the guidance removes certain disclosure requirements, including the amounts of accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, related-party disclosures concerning the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer and related-parties and the plan, and adds other disclosures including the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation for the reasons for significant gains and losses related to changes in the benefit obligation for the period.   The Company adopted the standard effective January 1, 2021.  The adoption of this guidance did not have a material impact on the presentation and disclosures of the Company’s consolidated financial statements.

On December 18, 2019, the FASB issued Accounting Standards Update (ASU) 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. Also, the amendments simplify the accounting for income taxes by requiring the following: (1) that an entity recognize a franchise tax that is partially based on income in accordance with Topic 740 and account for any incremental amount incurred as a non-income-based tax; (2) that an entity evaluate when a step-up in the tax basis of Goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should instead be considered a separate transaction; and (3) that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that included the enactment date. The Company adopted the standard effective January 1, 2021. The adoption of this guidance did not have a material impact on the results of the Company’s consolidated financial statements.

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

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the three and nine months ended September 30, 2021 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

3.	Investment in Securities

The amortized cost for debt securities and alternative investments, gross unrealized gains and losses, and estimated fair value for the Company’s investments in securities by major security type and class of security as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$21,303	$294	$(53)	$21,544
U.S. Treasury securities and obligations of U.S. government instrumentalities	104,546	5,367	(4)	109,909
Municipal securities	611,211	40,598	(853)	650,956
Corporate bonds	177,640	23,510	(69)	201,081
Residential mortgage-backed securities	284,745	16,807	(546)	301,006
Collateralized mortgage obligations	5,301	437	-	5,738
Total fixed-maturities available-for-sale	$1,204,746	$87,013	$(1,525)	$1,290,234

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$24,496	$665	$(9)	$25,152
U.S. Treasury securities and obligations of U.S. government instrumentalities	103,694	7,993	-	111,687
Municipal securities	646,961	54,067	-	701,028
Corporate bonds	189,516	30,280	-	219,796
Residential mortgage-backed securities	249,801	21,487	(57)	271,231
Collateralized mortgage obligations	12,954	638	(21)	13,571
Total fixed-maturities available-for-sale	$1,227,422	$115,130	$(87)	$1,342,465

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed-maturities held-to-maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$613	$154	$-	$767
Residential mortgage-backed securities	164	8	-	172
Certificates of deposit	1,093	-	-	1,093
Total fixed-maturities held-to-maturity	$1,870	$162	$-	$2,032

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed-maturities held-to-maturity
U.S. Treasury securities and obligations of U.S. government instrumentalities	$614	$201	$-	$815
Residential mortgage-backed securities	164	17	-	181
Certificates of deposit	1,089	-	-	1,089
Total fixed-maturities held-to-maturity	$1,867	$218	$-	$2,085

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$105,151	$17,908	$(3,663)	$119,396

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other invested assets - Alternative investments	$112,171	$6,119	$(3,385)	$114,905

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$4,665	$(22)	4	$1,518	$(31)	1	$6,183	$(53)	5
U.S. Treasury securities and obligations of U.S. government instrumentalities	983	(4)	1	-	-	-	983	(4)	1
Municipal securities	70,535	(853)	16	-	-	-	70,535	(853)	16
Corporate bonds	3,931	(69)	1	-	-	-	3,931	(69)	1
Residential mortgage-backed securities	48,592	(546)	13	-	-	-	48,592	(546)	13
Total fixed-maturities available-for-sale	$128,706	$(1,494)	35	$1,518	$(31)	1	$130,224	$(1,525)	36
Other invested assets - Alternative investments	$2,439	$(105)	2	$18,022	$(3,558)	7	$20,461	$(3,663)	9

	December 31, 2020
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$1,539	$(9)	1	$-	$-	-	$1,539	$(9)	1
Residential mortgage-backed securities	3,624	(57)	1	-	-	-	3,624	(57)	1
Collateralized mortgage obligations	6,060	(21)	2	-	-	-	6,060	(21)	2
Total fixed-maturities available-for-sale	$11,223	$(87)	4	$-	$-	-	$11,223	$(87)	4
Other invested assets - Alternative investments	$12,584	$(808)	4	$16,396	$(2,577)	6	$28,980	$(3,385)	10

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

•
Obligations of government-sponsored enterprises, U.S. treasury securities and obligations of U.S government instrumentalities, and Municipal securities: The unrealized losses of these securities were mainly caused by fluctuations in interest rates and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. In addition, they have investment-grade ratings. The Company does not consider these investments to be credit-impaired because of several factors: the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity; and because the Company expects to collect all contractual cash flows.

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

•	Alternative Investments: As of September 30, 2021, alternative investments with unrealized losses were not considered credit-impaired based on market conditions.

Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows:

	September 30, 2021
	Amortized cost	Estimated fair value
Fixed-maturities available-for-sale
Due in one year or less	$60,380	$61,218
Due after one year through five years	572,854	605,722
Due after five years through ten years	149,432	157,360
Due after ten years	132,034	159,190
Residential mortgage-backed securities	284,745	301,006
Collateralized mortgage obligations	5,301	5,738
	$1,204,746	$1,290,234
Fixed-maturities held-to-maturity
Due in one year or less	$1,093	$1,093
Due after ten years	613	767
Residential mortgage-backed securities	164	172
	$1,870	$2,032

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

On September 30, 2021 and December 31, 2020 investments with an amortized cost of $207,890 and $227,890 (fair value of $223,930 and $250,088), respectively, were pledged with the Federal Home Loan Bank of New York (FHLBNY) to secure short-term borrowings.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

4.	Realized and Unrealized Gains (Losses)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized gains (losses)
Fixed-maturity securities
Fixed-maturities available-for-sale
Gross gains	$-	$402	$90	$1,953
Gross losses	(138)	(1)	(1,104)	(7)
Total fixed-maturity securities	(138)	401	(1,014)	1,946
Equity investments
Gross gains	238	67	2,121	1,057
Gross losses	(19)	(479)	(438)	(3,249)
Gross losses from impaired securities	-	-	-	(678)
Total equity investments	219	(412)	1,683	(2,870)
Other invested assets
Gross gains	934	518	3,077	744
Total other invested assets	934	518	3,077	744
Net realized gains (losses) on securities	$1,015	$507	$3,746	$(180)

The gross losses from impaired securities during the nine months ended September 30, 2020 are related to an equity method investment held by the Company.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income (loss):
Fixed-maturities – available-for-sale	$(3,742)	$4,705	$(29,555)	$44,943
Other invested assets	4,136	1,498	11,511	(2,700)
	$394	$6,203	$(18,044)	$42,243
Not recognized in the consolidated financial statements:
Fixed-maturities – held-to-maturity	$(11)	$(6)	$(56)	$64

The change in deferred tax asset (liability) on unrealized gains (losses) recognized in Accumulated Other Comprehensive Income during the nine months ended September 30, 2021 and 2020 was $3,212 and $8,446, respectively.

As of September 30, 2021 and December 31, 2020, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

5.	Premiums and Other Receivables, Net

Premiums and Other Receivables, Net were as follows:

	September 30, 2021	December 31, 2020
Premiums	$177,298	$106,322
Self-funded group receivables	27,767	26,412
FEHBP	15,002	12,830
Agent balances	30,235	31,509
Accrued interest	9,206	10,418
Reinsurance recoverable	157,665	216,314
Other	128,988	135,774
	546,161	539,579
Less allowance for doubtful receivables:
Premiums	34,433	37,231
Other	15,251	13,508
	49,684	50,739
Total premium and other receivables, net	$496,477	$488,840

As of September 30, 2021 and December 31, 2020, the Company had premiums and other receivables of $70,372 and $53,397, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of September 30, 2021 and December 31, 2020 were $20,164 and $23,752, respectively.

Reinsurance recoverable as of September 30, 2021 and December 31, 2020 includes $115,160 and $172,021, respectively, related to catastrophe losses covered by the Property and Casualty segment’s reinsurance program.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$-	$21,544	$-	$21,544
U.S. Treasury securities and obligations of U.S. government instrumentalities	109,909	-	-	109,909
Municipal securities	-	650,956	-	650,956
Corporate bonds	-	201,081	-	201,081
Residential agency mortgage-backed securities	-	301,006	-	301,006
Collateralized mortgage obligations	-	5,738	-	5,738
Total fixed-maturities available-for-sale	$109,909	$1,180,325	$-	$1,290,234
Equity investments	$276,531	$236,893	$5,341	$518,765

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturities available-for-sale
Obligations of government-sponsored enterprises	$-	$25,152	$-	$25,152
U.S. Treasury securities and obligations of U.S. government instrumentalities	111,687	-	-	111,687
Municipal securities	-	701,028	-	701,028
Corporate bonds	-	219,796	-	219,796
Residential agency mortgage-backed securities	-	271,231	-	271,231
Collateralized mortgage obligations	-	13,571	-	13,571
Total fixed-maturities available-for-sale	$111,687	$1,230,778	$-	$1,342,465
Equity investments	$220,118	$179,108	$5,102	$404,328

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in Note 3.

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Beginning Balance	$5,199	$5,102
Unrealized in other accumulated comprehensive income	142	239
Ending Balance	$5,341	$5,341

7.	Claim Liabilities

The tables below present a reconciliation of the beginning and ending balances of Claim Liabilities during the nine months ended September 30:

	Nine months ended September 30, 2021
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of period	$445,655	$341,447	$787,102
Reinsurance recoverable on claim liabilities	-	(138,816)	(138,816)
Net claim liabilities at beginning of period	445,655	202,631	648,286
Claims incurred
Current period insured events	2,485,095	92,526	2,577,621
Prior period insured events	(35,986)	982	(35,004)
Total	2,449,109	93,508	2,542,617
Payments of losses and loss-adjustment
expenses
Current period insured events	2,124,676	47,360	2,172,036
Prior period insured events	236,405	63,086	299,491
Total	2,361,081	110,446	2,471,527
Net claim liabilities at end of period	533,683	185,693	719,376
Reinsurance recoverable on claim liabilities	-	79,132	79,132
Claim liabilities at end of period	$533,683	$264,825	$798,508

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

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

The favorable developments in the claims incurred and loss-adjustment expenses for prior-period insured events for the nine months ended September 30, 2021 and 2020 were primarily due to better than expected utilization trends. Reinsurance recoverable on unpaid claims is reported as Premium and Other Receivables, Net in the accompanying condensed consolidated financial statements.

The claims incurred disclosed in the table above exclude the portion of the change in the liability for future policy benefits amounting to $9,539 and $30,952 during the three months and nine months ended September 30, 2021, respectively, and $13,737 and $27,806 during the three months and nine months ended September 30, 2020, respectively, which is included within the consolidated Claims Incurred.

The following is information about incurred and paid claims development, net of reinsurance, as of September 30, 2021, as well as cumulative claim frequency. Additional information presented includes total incurred-but-not-reported liabilities plus expected development on reported claims which is included within the net incurred claims amounts.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

Incurred Year	Total of IBNR Liabilities Plus Expected Development on Reported Claims
2020	$119,675
2021	360,419

8.	Borrowings

Our credit agreements with commercial banks in Puerto Rico include certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Company’s business. For one of our credit agreements, covering three term loans, the Company was not in compliance with the Debt Service Coverage Ratio covenant of the credit agreement during the quarter ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the outstanding balance of the debt was $20,217 and $22,644, respectively. On November 1, 2021, the financial banking institution waived the Company’s obligation to comply with this covenant for the quarter ended September 30, 2021 and quarters ending on December 31, 2021 and March 31, 2022.

The Company has several short-term facilities available to address timing differences between cash receipts and disbursements, consisting of collateralized advances from FHLBNY and a revolving credit facility.

•
In August 2019, TSS and TSV became members of the FHLBNY, which provides access to collateralized advances. The borrowing capacity of TSS and TSV is up to 15% and 10%, respectively, of their admitted assets as disclosed in the most recent filing with the Commissioner of Insurance but is constrained by the amount of collateral held at the FHLBNY (see Note 3). As of September 30, 2021 and December 31, 2020, the borrowing capacity was approximately $192,430 and $200,338, respectively. There was no outstanding balance as of September 30, 2021. As of December 31, 2020 the outstanding balance was $30,000. The average interest rate of the outstanding balance was 0.33% as of December 31, 2020.

•
TSA has a $10,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of 30-day LIBOR plus 250 basis points and contains certain financial and non-financial covenants that are customary for this type of facility. This line of credit matured on June 30, 2021 and was renewed for an additional year. There was no outstanding balance as of September 30, 2021.

9.	Pension Plan

The components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$1,370	$1,474	$4,120	$4,554
Expected return on assets	(1,098)	(2,211)	(3,298)	(6,629)
Amortization of actuarial loss	994	396	2,944	884
Settlement loss	1,359	356	3,359	1,068
Net periodic benefit cost (income)	$2,625	$15	$7,125	$(123)

Employer Contributions: The Company disclosed in its audited consolidated financial statements for the year ended December 31, 2020 that it expected to contribute $10,000 to the pension program in 2021. As of September 30, 2021, the Company has contributed $10,000 to the pension program.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

Under these treaties, TSP ceded premiums written were $14,791 and $14,920 for the three months ended September 30, 2021 and 2020, respectively, and $44,245 and $45,637 for the nine months ended September 30, 2021 and 2020, respectively. Ceded incurred losses and loss adjustment expenses during the three months and nine months ended September 30, 2021 and 2020 were $3,926 and $5,419, respectively, and $3,167 and $45,802, respectively. The ceded incurred losses and loss adjustment expenses for the nine months ended September 30, 2020 include $40,000 related to earthquake losses ceded under catastrophe reinsurance.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

11.	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Unrealized Gain on Securities
Beginning Balance	$77,399	$85,110	$91,689	$57,830
Other comprehensive income (loss)
before reclassifications	1,233	5,149	(10,872)	31,879
Amounts reclassified from accumulated
other comprehensive (loss) income	(812)	(406)	(2,997)	144
Net current period change	421	4,743	(13,869)	32,023
Ending Balance	77,820	89,853	77,820	89,853
Liability for Pension Benefits
Beginning Balance	(100,291)	(28,161)	(101,509)	(28,467)
Amounts reclassified from accumulated
other comprehensive income	621	247	1,839	553
Ending Balance	(99,670)	(27,914)	(99,670)	(27,914)
Accumulated Other Comprehensive (Loss) Income
Beginning Balance	(22,892)	56,949	(9,820)	29,363
Other comprehensive income (loss)
before reclassifications	1,233	5,149	(10,872)	31,879
Amounts reclassified from accumulated
other comprehensive (loss) income	(191)	(159)	(1,158)	697
Net current period change	1,042	4,990	(12,030)	32,576
Ending Balance	$(21,850)	$61,939	$(21,850)	$61,939

12.	Share-Based Compensation

Share-based compensation expense recorded during the three months ended September 30, 2021 and 2020 was $3,031 and $1,849, respectively. Share-based compensation expense recorded during the nine months ended September 30, 2021 and 2020 was $6,964 and $8,443, respectively. During the three months ended September 30, 2021, and 2020, 2,063 and 14,040 shares were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares. During the nine months ended September 30, 2021 and 2020, 22,886 and 20,922 shares were repurchased and retired as the result of non-cash tax withholdings upon vesting of shares.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

13.	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$8,167	$23,581	$55,037	$41,035
Denominator for basic earnings per share:
Weighted average of common shares	23,494,415	23,073,511	23,402,622	23,215,840
Effect of dilutive securities	116,257	120,469	143,655	102,229
Denominator for diluted earnings per share	23,610,672	23,193,980	23,546,277	23,318,069
Basic net income per share attributable to TSM	$0.35	$1.02	$2.35	$1.77
Diluted net income per share attributable to TSM	$0.35	$1.02	$2.34	$1.76

14.	Contingencies

The following information supplements and amends, as applicable, the disclosures in Note 25 to the Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K. The Company’s business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, U.S. Virgin Islands (USVI), Costa Rica, British Virgin Islands (BVI), and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

The Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded.  Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. However, there are legal proceedings where a loss is reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses. We currently believe that on September 30, 2021, the range of possible losses for such proceedings in excess of established reserves is, in the aggregate, from $0 to approximately $10,000. The outcome of legal proceedings is inherently uncertain; pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

On April 16, 2018, Defendants moved the Federal District Court for the Northern District of Alabama to certify for immediate interlocutory appeal the Court’s April 5, 2018 Standard of Review Ruling. On June 12, 2018 Hon. Judge Proctor agreed to grant Defendant’s motion for certification pursuant to 28 U.S.C. §1292(b). Defendants filed their Notice of Appeal on July 12, 2018. On December 12, 2018, the Court of Appeals for the Eleventh Circuit denied Defendants’ petition to appeal the District Court’s Standard of Review Ruling.   On July 29, 2020, the Defendants reached a settlement agreement with subscribers, which was subject to approval by the BCBSA and Member Plans boards, as well as from the Federal District Court for the Northern District of Alabama. Following the BCBSA Board of Directors and Members Plans’ August 14, 2020 approval, on September 30, 2020, the Company’s Board of Directors voted to approve the Settlement Agreement. On November 30, 2020, the Federal District Court for the Northern District of Alabama issued its Memorandum Opinion and Preliminary Order approving settlement terms. The Settlement Agreement requires a monetary settlement payment from defendants. On March 1, 2021, the plans finished producing the data for settlement notice and allocation. The deadline for class members to opt-out or file objections to Settlement was July 28, 2021. The Company's portion of the monetary settlement payment was estimated at $32,000, which was accrued during the year ended December 31, 2020. As of September 30, 2021 the accrued amount related to this contingency was $27,364.

Following the suspension of negotiation efforts with providers and the stay of litigation proceedings from July 2019 to October 2020, providers resumed their mediation efforts with Defendants in October 2021.

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

The following tables summarize the operations by reportable segment for the three months and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating revenues
Managed Care:
Premiums earned, net	$939,210	$849,529	$2,779,869	$2,447,588
Administrative service fees	3,875	3,013	9,316	8,755
Intersegment premiums/service fees	598	644	2,319	2,624
Net investment income	8,088	5,065	19,088	14,763
Total Managed Care	951,771	858,251	2,810,592	2,473,730
Life Insurance:
Premiums earned, net	54,394	49,616	159,783	143,325
Intersegment premiums	636	516	1,811	1,552
Net investment income	6,785	6,900	19,851	20,625
Total Life Insurance	61,815	57,032	181,445	165,502
Property and Casualty Insurance:
Premiums earned, net	26,092	23,789	76,360	66,453
Intersegment premiums	153	153	460	460
Net investment income	2,569	2,103	6,847	6,551
Total Property and Casualty insurance	28,814	26,045	83,667	73,464
Other segments: *
Intersegment service revenues	2,229	2,595	9,678	7,637
Operating revenues from external sources	3,925	2,052	8,518	6,394
Total other segments	6,154	4,647	18,196	14,031
Total business segments	1,048,554	945,975	3,093,900	2,726,727
TSM operating revenues from external sources	130	100	392	355
Elimination of intersegment premiums/service fees	(1,387)	(574)	(4,590)	(4,636)
Elimination of intersegment service revenues	(2,229)	(2,595)	(9,678)	(7,637)
Consolidated operating revenues	$1,045,068	$942,906	$3,080,024	$2,714,809

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating income (loss):
Managed Care	$8,532	$13,006	$34,496	$56,495
Life Insurance	5,591	5,682	17,772	20,188
Property and Casualty insurance	1,975	4,386	7,763	10,921
Other segments *	(2,161)	(1,639)	(6,593)	(4,552)
Total business segments	13,937	21,435	53,438	83,052
TSM operating revenues from external sources	130	100	392	355
TSM unallocated operating expenses	(4,875)	(1,633)	(11,464)	(4,877)
Elimination of TSM intersegment charges	2,403	2,403	7,209	7,209
Consolidated operating income	11,595	22,305	49,575	85,739
Consolidated net realized investment gains (losses)	1,015	507	3,746	(180)
Consolidated net unrealized investment (losses) gains on equity investments	(7,912)	11,040	13,383	(17,428)
Consolidated interest expense	(2,016)	(2,096)	(6,225)	(5,813)
Consolidated other income, net	11,085	1,811	19,047	6,217
Consolidated income before taxes	$13,767	$33,567	$79,526	$68,535

Depreciation and amortization expense:
Managed Care	$2,319	$2,085	$7,111	$8,061
Life Insurance	320	289	965	869
Property and Casualty insurance	72	93	216	296
Other segments*	355	240	1,057	913
Total business segments	3,066	2,707	9,349	10,139
TSM depreciation expense	488	404	1,318	716
Consolidated depreciation and amortization expense	$3,554	$3,111	$10,667	$10,855

*	Includes segments that are not required to be reported separately, primarily the health clinics.

	September 30, 2021	December 31, 2020
Assets:
Managed Care	$1,456,710	$1,319,389
Life Insurance	1,095,884	1,051,819
Property and Casualty Insurance	508,783	583,404
Other segments *	35,854	34,020
Total business segments	3,097,231	2,988,632
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	16,945	16,489
Property and equipment, net	74,209	68,678
Other assets	90,257	88,684
	181,411	173,851
Elimination entries-intersegment receivables and others	(86,976)	(74,065)
Consolidated total assets	$3,191,666	$3,088,418

*	Includes segments that are not required to be reported separately, primarily the health clinics.

Triple-S Management Corporation
Notes to Condensed Consolidated Interim Financial Statements
(dollar in thousands, except per share and share information)
(Unaudited)

16.	Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated interim financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation,” the “Company,” “TSM,” “we,” “our,” and “us” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2021. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2020 and the MD&A included therein, and our unaudited condensed consolidated interim financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other of our publicly available documents may include statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning our business and our financial condition and results of operations.  These statements are not historical, but instead represent our belief regarding future events, any of which, by their nature, are inherently uncertain and outside of our control.  These statements may address, among other things, future financial results, strategy for growth, and market position.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form.  We are under no obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise.  Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, the development of the COVID-19 outbreak, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues, the risk that a condition of closing of the Merger may not be satisfied or that the closing of the Merger might otherwise not occur; the risk that a regulatory approval or a Blue Cross and Blue Shield Association approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated; the diversion of management time on Merger-related issues; risks related to disruption of management time from ongoing business operations due to the proposed Merger; and unexpected costs, charges or expenses resulting from the proposed Merger.

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

As of September 30, 2021, we served 1 million managed care members in Puerto Rico.  For the nine months ended September 30, 2021 and 2020, our Managed Care segment represented approximately 92% of our total consolidated premiums earned.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the reported balances for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment but are eliminated in consolidation and do not change net income.  See Note 15 of the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

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

We use operating income as a measure of performance of the underwriting and investment functions of our segments.  We also use the loss ratio and the operating expense ratio as measures of performance.  The loss ratio is claims incurred divided by premiums earned, net, multiplied by 100.  The operating expense ratio is operating expenses divided by premiums earned, net, and administrative service fees, multiplied by 100.

Recent Developments

Triple-S Management-GuideWell Merger Agreement

On August 24, 2021, Triple-S Management Corporation and GuideWell Mutual Holding Corporation, a Florida not-for-profit mutual insurance holding company (GuideWell) announced that on August 23, 2021, Triple-S, GuideWell and GuideWell Merger, Inc., a Delaware corporation and a wholly owned subsidiary of GuideWell (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which, subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, Merger Sub will be merged with and into Triple-S, with Triple-S surviving the merger as a wholly-owned subsidiary of GuideWell (the Merger).

At the effective time of the Merger, except as otherwise provided under the Merger Agreement, each share of Triple-S common stock, par value $1.00 per share will be automatically canceled and retired and converted into the right to receive $36.00 in cash, without interest and less any applicable withholding taxes.

COVID-19

COVID-19 Situation in Puerto Rico

As of November 1, 2021, the Puerto Rico Department of Health reported a cumulative total of 151,819 and 33,407 confirmed (RT-PCR+) and probable (antigen) COVID-19 cases, respectively, and a total of 3,234 confirmed and probable COVID-19-related deaths in Puerto Rico. According to the Puerto Rico Department of Health, as of November 1, 2021, the positivity rate was 1.98%.

Puerto Rico was under a stay-at-home order from March 15, 2020 until June 16, 2020.  The Governor of Puerto Rico also issued several consecutive executive orders establishing COVID-19 related restrictions and the rules for the gradual re-opening of the economy, which were in effect from May 4, 2020 to July 4, 2021.  As of July 5, 2021 the Governor delegated all authority to issue guidelines and protocols to address the COVID-19 emergency to the Puerto Rico Secretary of Health. However, the Governor continues to issue executive orders establishing COVID-19 related restrictions as deemed necessary.

Puerto Rico began its COVID-19 vaccination program in December 2020 and as of May 12, 2021, all citizens 12 years old and older are eligible to receive the vaccine. The Puerto Rico Department of Health reported as of October 20, 2021 that over 80% of the eligible population had received the full dose of the COVID-19 vaccine and over 88% of the eligible population had received at least the first dose. According to data from the Centers for Disease Control and Prevention, Puerto Rico has the highest COVID-19 vaccination rate in the United States, with 73.4% of its population fully vaccinated.  A COVID-19 vaccine third dose or booster is available for eligible populations.

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

Funding and Economic Relief for Puerto Rico

The Families First Coronavirus Response Act (FFCRA), enacted on March 18, 2020, makes approximately $182.9 million available for Puerto Rico’s Medicaid Program and increases the FMAP (as defined below) from 76% to approximately 82% during the emergency period.  The Coronavirus Aid, Relief, and Economic Security or CARES Act, enacted on March 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, enacted on December 27, 2020, and the American Rescue Plan, enacted on March 11, 2021 include a series of direct relief and financial assistance measures for Puerto Rico residents and businesses.  The CARES Act also assigns $2.2 billion to the Government of Puerto Rico to cover necessary expenditures related to COVID-19 and not included in the territory’s budget, among other measures. The Puerto Rico government has earmarked approximately $1 billion for its COVID-19 response.

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

Puerto Rico Economy

The Puerto Rico economy entered a recession in the fourth quarter of fiscal year 2006. Puerto Rico’s gross national product (GNP) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the Planning Board) estimates, dated March 2021, the Commonwealth’s real GNP increased by 1.8% in fiscal year 2019, primarily due to federal disaster recovery spending related to Hurricanes Irma and María. The Planning Board estimates, however, that the Commonwealth’s real GNP decreased by approximately 3.2% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2%, followed by 0.8% real GNP growth in fiscal year 2022.

Puerto Rico’s population has also been in decline over the past decade. Estimates by the U.S. Census Bureau indicate the population has decreased by 11.8%, or approximately 440,000 people, from 2010 to 2020. The 2021 Fiscal Plan (as defined below) projects that population will continue to steadily decline at an average rate of approximately 1-2% per year, due to a combination of outmigration and economic factors. The weakness of Puerto Rico’s economy has also adversely affected employment. Total average annual employment, as measured by the Puerto Rico Department of Labor and Human Resources (the DLHR) has decreased approximately 23% since 2007. The reduction in total employment began in the fourth quarter of fiscal year 2007, when total employment was 1,244,425, and continued consistently until the first half of fiscal year 2015, after which it mostly stabilized.  According to the most recent data from DLHR, Puerto Rico’s average total employment as of August 2021 was 982,000, a 1% increase from total employment of 972,000 as of August 2020. The DLHR also reported an average unemployment rate of approximately 8.4% as of August 2021, a 0.1% increase from 8.3% unemployment rate reported by the DLHR as of August 2020.

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

On July 30, 2021, the Oversight Board filed the Seventh Amended Title III Joint Plan of Adjustment for the Commonwealth, et. al. (the Proposed Plan) in the pending debt restructuring proceedings under Title III of PROMESA. The Proposed Plan, which has substantial support from several creditor constituencies but is still subject to confirmation in the Title III proceeding, seeks to restructure approximately $35 billion of debt and other claims against the Commonwealth, the Public Building Administration and the Employee Retirement System. In October of 2021, the Puerto Rico government approved legislation establishing the framework for the debt restructuring under the Proposed Plan. The Proposed Plan is expected to be amended to reflect certain changes required by such legislation. The final hearings for the confirmation of a plan of adjustment are scheduled to begin on November 8, 2021 and continue as necessary until November 23, 2021.

Property & Casualty Litigation

As of September 30, 2021, our Property and Casualty subsidiary had been served in a total of 490 cases relating to Hurricane Maria. Of those, 255 remained open as of September 30, 2021. See Item 1A. Risk Factors – Risks Related to our Business – Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations. and We face risks related to litigation. included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Medicaid Cliff

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

The Further Consolidated Appropriations Act of 2019, assigned to Puerto Rico an FMAP of 76% and up to approximately $5.342 billion in Medicaid funding. It was understood among the federal government, Congress, the territories, and members of the healthcare system that the 2019 legislation allocated federal contributions and matching rates to run the Medicaid program until September 30, 2021. Efforts were being made in Congress to address the expiration of funding. However, the Centers for Medicare and Medicaid Services (CMS) determined that the 2019 legislation granted the territories with a baseline amount to run the Medicaid program for perpetuity, including an inflation adjustment.

Based on CMS’ determination, the allocation of $2.9B assigned to Puerto Rico for Fiscal Year 2020 will be used as a baseline to run the Medicaid program in perpetuity along with the inflation adjustment.  However, CMS’ interpretation is that the FMAP was not addressed in the same way. Therefore, without Congressional action, Puerto Rico’s FMAP will revert to 55 percent. In addition, Puerto Rico will continue to qualify for the temporary 6.2 percentage point increase (to approximately 82%) under the FFCRA through the end of the quarter in which the public health emergency ends, if Puerto Rico continues to meet the applicable statutory requirements. As an administrative interpretation of a statute, CMS’ determination is susceptible to legal challenges by anyone with standing, as well as to a change in interpretation with a new government administration.

On September 30, 2021, the current FMAP of 76% was extended until December 3, 2021 by the Continuing Resolution that was approved to fund the federal government for 2022. In addition, as part of the negotiations relating to the reconciliation package, Congress is proposing to increase Puerto Rico’s FMAP to 76% for 2022 and to 83% for 2023 and going forward. See Item 1A.  Risk Factors – Risks Related to our Business – We are dependent on a small number of government contracts to generate a significant amount of the revenues for our Managed Care segment included in our Annual Report on Form 10-K for the year ended December 31, 2020. See also Item 1A.  Risk Factors – Risks Related to our Business –Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely affected and may continue to adversely affect us included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Standards

For a description of recent accounting standards, see Note 2 of the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of September 30,
	2021	2020
Managed Care enrollment:
Commercial [1]	416,033	429,503
Medicare	136,459	136,135
Medicaid	449,474	385,344
Total	1,001,966	950,982
Managed Care enrollment by funding arrangement:
Fully insured	907,705	843,152
Self-insured	94,261	107,830
Total	1,001,966	950,982

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

Consolidated Operating Results

The following table sets forth our consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended September 30,		Nine months ended September 30,
(dollar in millions)	2021	2020	2021	2020
Revenues:
Premiums earned, net	$1,019.7	$923.0	$3,016.0	$2,657.4
Administrative service fees	3.9	3.7	9.3	8.7
Net investment income	17.6	14.2	46.2	42.3
Other operating revenues	3.8	2.0	8.5	6.4
Total operating revenues	1,045.0	942.9	3,080.0	2,714.8
Net realized investment gains (losses)	1.0	0.5	3.7	(0.2)
Net unrealized investment (losses) gains on equity investments	(7.9)	11.1	13.4	(17.4)
Other income, net	11.1	1.8	19.1	6.2
Total revenues	1,049.2	956.3	3,116.2	2,703.4
Benefits and expenses:
Claims incurred	879.0	761.8	2,573.6	2,129.4
Operating expenses	154.5	158.8	456.9	499.7
Total operating expenses	1,033.5	920.6	3,030.5	2,629.1
Interest expense	2.0	2.1	6.2	5.8
Total benefits and expenses	1,035.5	922.7	3,036.7	2,634.9
Income before taxes	13.7	33.6	79.5	68.5
Income tax expense	5.6	10.0	24.5	27.5
Net income attributable to TSM	$8.1	$23.6	$55.0	$41.0

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating Revenues

Consolidated premiums earned, net increased by $96.7 million, or 10.5%, to $1,019.7 million. This increase primarily reflects higher premiums in the Managed Care segment by $89.7 million. The growth in Managed Care premiums reflects higher average premium rates across all lines of business and an increase in Medicaid and Medicare membership.

Net Unrealized Investment (Losses) Gains on Equity Investments

The $7.9 million in consolidated net unrealized investment losses on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $117.2 million, or 15.4%, to $879.0 million, and the consolidated loss ratio increased 370 basis points, to 86.2%, when compared to the prior-year period primarily reflecting a more normalized utilization of Managed Care services compared to the lower utilization in the prior-year quarter due to the pandemic, COVID-19-related testing and treatments costs, increased benefits in the Medicare product offering in 2021 and the effect of the elimination of the Health Insurance Providers Fee (HIP fee) pass-through in 2021.

In the 2020 period, following the government-enforced lockdown related to the COVID-19 pandemic, we experienced a decrease in utilization of Managed Care services as members and providers deferred non-emergent or elective health services.

Operating Expenses

Consolidated operating expenses decreased by $4.3 million, or 2.7%, to $154.5 million. The decrease in operating expenses primarily reflects the elimination in 2021 of the HIP fee of $12.1 million and lower business promotion expenses related to COVID-19 relief efforts incurred in 2020, offset in part by higher personnel costs.  The consolidated operating expense ratio decreased 200 basis points, to 15.1%.

Income Taxes

Consolidated income tax expense for the three months ended September 30, 2021 decreased by $4.4 million, to $5.6 million, primarily reflecting lower taxable income in 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating Revenues

Consolidated premiums earned, net increased by $358.6 million, or 13.5%, to $3,016.0 million during the nine months ended September 30, 2021. This increase primarily reflects higher premiums in the Managed Care segment by $332.4 million due to higher average premium rates in all lines of business and an increase in Medicaid and Medicare membership.

Net Unrealized Investment Gains (Losses) on Equity Investments

The $13.4 million in consolidated net unrealized investment gains on equity investments reflect the impact of changes in equity markets.

Claims Incurred

Consolidated claims incurred increased by $444.2 million, or 20.9%, to $2,573.6 million, during the nine months ended September 30, 2021. The consolidated loss ratio increased 520 basis points, to 85.3%, from the prior-year period, reflecting higher Managed Care claim trends and utilization of services because of COVID-19-related testing and treatments costs, the waiver of medical and payment policies (see Recent Developments – COVID-19 – Measures Impacting our Business included in this quarterly report on Form 10-Q), increased benefits in the 2021 Medicare product and a more normalized utilization of services compared to the low utilization in the prior year due to the pandemic.

In the 2020 period, following the government-enforced lockdown related to the COVID-19 pandemic, we experienced a decrease in utilization of Managed Care services as members and providers deferred non-emergent or elective health services.

Operating Expenses

Consolidated operating expenses decreased by $42.8 million, or 8.6%, to $456.9 million. The decrease in operating expenses primarily reflects the elimination of the HIP fee in 2021 by $43.4 million and the accrual in the prior year of a contingency reserve related to a legal proceeding in the Managed Care segment amounting to $32.0 million. These decreases were partially offset by higher personnel costs and professional fees. The consolidated operating expense ratio decreased 360 basis points, to 15.1%.

Income Taxes

Consolidated income taxes decreased by $3.0 million, or 10.9%, to $24.5 million, primarily reflecting the impact of the unrealized investment gains on equity investments in the 2021 income tax expense compared with the impact of the unrealized investment loss in the 2020 income tax expense.

Managed Care Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar in millions)	2021	2020	2021	2020
Operating revenues:
Medical premiums earned, net:
Medicare	$423.1	$400.7	$1,233.8	$1,160.9
Medicaid	302.2	240.9	916.7	682.9
Commercial	214.4	208.4	631.0	605.3
Medical premiums earned, net	939.7	850.0	2,781.5	2,449.1
Administrative service fees	3.9	3.1	10.0	9.8
Net investment income	8.1	5.1	19.1	14.8
Total operating revenues	951.7	858.2	2,810.6	2,473.7
Medical operating costs:
Medical claims incurred	833.8	720.3	2,449.1	2,025.1
Medical operating expenses	109.4	124.9	327.0	392.1
Total medical operating costs	943.2	845.2	2,776.1	2,417.2
Medical operating income	$8.5	$13.0	$34.5	$56.5
Additional data:
Member months enrollment:
Commercial:
Fully insured	966,002	966,906	2,871,788	2,920,460
Self-funded	281,153	324,372	875,844	981,634
Total commercial	1,247,155	1,291,278	3,747,632	3,902,094
Medicare	410,939	407,170	1,228,732	1,220,280
Medicaid	1,342,953	1,132,626	3,972,136	3,278,098
Total member months	3,001,047	2,831,074	8,948,500	8,400,472
Medical loss ratio	88.7%	84.7%	88.0%	82.7%
Operating expense ratio	11.6%	14.6%	11.7%	15.9%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Medical Premiums Earned, Net

Medical premiums earned increased by $89.7 million, or 10.6%, to $939.7 million. This increase is principally the result of the following:

•
Premiums generated by the Medicaid business increased by $61.3 million, or 25.4%, to $302.2 million, primarily reflecting an increase in enrollment of approximately 210,000 member months and higher average premium rates. In addition, following a reconciliation process with ASES this quarter we recognized premiums corresponding to prior periods. These increases were partially offset by the elimination of the HIP fee pass-through in 2021.

•
Premiums generated by the Medicare business increased by $22.4 million, or 5.6%, to $423.1 million, primarily due to higher average premium rates resulting from an increase in the premium rate benchmark, higher average membership risk score and higher enrollment of approximately 3,800 members months when compared with the prior-year period.

•
Premiums generated by the Commercial business increased by $6.0 million, or 2.9%, to $214.4 million, primarily reflecting higher average premium rates. This increase was partially offset by the elimination of the HIP Fee pass-through in 2021.

Medical Claims Incurred

Medical claims incurred increased by $113.5 million, or 15.8%, to $833.8 million when compared to the three months ended September 30, 2020. The medical loss ratio (MLR) of the segment increased 400 basis points during the 2021 period, to 88.7%.  This fluctuation is principally attributed to the net effect of the following:

•
Claims incurred in the Medicaid business increased by $61.2 million, or 27.1%, during the 2021 period.  The MLR, at 95.2%, was 120 basis points higher than the same period last year. The increase in claims cost is due to higher member months, a more normalized utilization of services compared to the lower utilization experienced in the prior-year quarter due to the pandemic, and COVID-19-related testing and treatment costs. In addition, the 2021 MLR was impacted by the elimination of the HIP fee pass-through in 2021.

•
Claims incurred in the Medicare business increased by $26.1 million, or 8.1%, during the 2021 period and its MLR increased 190 basis points to 82.5%. These increases reflect a more normalized utilization of services compared to the lower utilization experienced in the prior-year quarter due to the pandemic, improved benefits in the 2021 product offerings, COVID-19-related testing and treatment costs and the waiver of medical and payment policies, partially offset by favorable prior period reserve development in the 2021 period.

•
Claims incurred in the Commercial business increased by $26.2 million, or 15.3%, during 2021 and its MLR increased 1,000 basis points, to 91.9%.  The higher MLR principally reflects higher claim trends, a more normalized utilization of services compared to the low utilization experienced in the prior-year quarter due to the pandemic, COVID-19-related testing and treatment costs and the elimination of the HIP fee pass-through in 2021.

Medical Operating Expenses

Medical operating expenses decreased by $15.5 million, or 12.4%, to $109.4 million, primarily reflecting the elimination of the HIP fee in 2021 and lower business promotion expenses driven by the COVID-19 relief efforts incurred in 2020, partially offset by higher personnel costs. The operating expense ratio decreased 300 basis points to 11.6% in 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Medical Premiums Earned, Net

Medical premiums earned increased by $332.4 million, or 13.6%, to $2,781.5 million. This increase is principally the result of the following:

•
Premiums generated by the Medicaid business increased by $233.8 million, or 34.2%, to $916.7 million, primarily reflecting higher average premium rates following two premium rates increases that were effective in May 2020 and July 2020 and an increase in enrollment of approximately 694,000 member months. In addition, following a reconciliation process with ASES this year, we recognized premiums corresponding to prior periods in the first and third quarter of 2021. These increases were partially offset by the elimination of the HIP fee pass-through in 2021.

•
Premiums generated by the Medicare business increased by $72.9 million, or 6.3%, to $1,233.8 million, primarily due to higher average premium rates reflecting an increase in the premium rate benchmark and membership risk score. Member months increased by approximately 8,500 when compared with the prior-year period.

•
Premiums generated by the Commercial business increased by $25.7 million, or 4.2%, to $631.0 million, mainly reflecting higher average premium rates in the 2021 period. This increase was partially offset by the elimination of the HIP fee pass-through in 2021 and a decrease of approximately 49,000 fully insured member months.

Medical Claims Incurred

Medical claims incurred increased by $424.0 million, or 20.9%, to $2,449.1 million when compared to the nine months ended September 30, 2020. The MLR of the segment increased 530 basis points during 2021, to 88.0%. This fluctuation is principally attributed to the net effect of the following:

•
Claims incurred in the Medicaid business increased by $211.7 million, or 33.4%, during 2021 and its MLR decreased 60 basis points, to 92.1%. The increase in claim cost is due to higher member months. The lower MLR reflects the premium rates increases and prior period premiums recognized this year, partially offset by COVID-19-related testing and treatment costs, the waiver of medical and payment policies and the elimination of the HIP fee pass-through in 2021.

•
Claims incurred in the Medicare business increased by $118.3 million, or 12.7%, during the 2021 period and its MLR increased 490 basis points, to 85.1%. The higher MLR reflects a more normalized utilization of services compared to the low utilization experienced in the prior-year period due to the pandemic, improved benefits in the 2021 product offerings, COVID-19-related testing and treatment costs and the waiver of medical and payment policies. These increases were partially offset by favorable prior period reserve development in the 2021 period.

•
Claims incurred in the Commercial business increased by $94.0 million, or 20.4%, during 2021 and its MLR increased 1,180 basis points, to 87.9%. These increases primarily result from higher claim trends, a more normalized utilization of services compared to low utilization in the prior year due to the pandemic, COVID-19-related testing and treatment costs, the waiver of medical and payment policies and the elimination of the HIP fee pass-through in 2021.

Medical Operating Expenses

Medical operating expenses decreased by $65.1 million, or 16.6%, to $327.0 million, primarily reflecting the elimination of the HIP fee in 2021, the accrual in prior year of a contingency reserve related to a legal proceeding and lower business promotion expenses driven by the COVID-19 relief efforts incurred in 2020, offset in part by an increase in personnel costs. The operating expense ratio decreased 420 basis points to 11.7% in 2021.

Life Insurance Segment Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar in millions)	2021	2020	2021	2020
Operating revenues:
Premiums earned, net:
Premiums earned	$57.9	$52.6	$170.0	$152.2
Assumed earned premiums	-	0.1	-	0.1
Ceded premiums earned	(2.8)	(2.6)	(8.4)	(7.4)
Premiums earned, net	55.1	50.1	161.6	144.9
Net investment income	6.8	6.9	19.9	20.6
Total operating revenues	61.9	57.0	181.5	165.5
Operating costs:
Policy benefits and claims incurred	30.8	30.6	89.8	78.6
Underwriting and other expenses	25.5	20.7	73.9	66.7
Total operating costs	56.3	51.3	163.7	145.3
Operating income	$5.6	$5.7	$17.8	$20.2
Additional data:
Loss ratio	55.9%	61.1%	55.6%	54.2%
Operating expense ratio	46.3%	41.3%	45.7%	46.0%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating Revenues

Premiums earned, net increased by $5.0 million, or 10.0%, to $55.1 million, primarily as the result of higher sales across all lines of business, particularly in the Individual Life and Cancer lines of business. Last year premium growth slowed down due to the COVID-19 government-enforced lockdown and restrictions, which severely affected sales and increased policy cancellations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $0.2 million, or 0.7%, to $30.8 million, while the segment’s loss ratio decreased 520 basis points, to 55.9% following the segment’s increased premiums.

Underwriting and Other Expenses

Underwriting and other expenses increased $4.8 million, or 23.2%, to $25.5 million, primarily reflecting an increase in commissions expense resulting from higher sales during the period, and higher amortization of deferred acquisition costs. The segment’s operating expense ratio increased 500 basis points, to 46.3%.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating Revenues

Premiums earned, net increased by $16.7 million, or 11.5%, to $161.6 million, primarily as the result of increased persistency and new sales across all lines of business, particularly in the Individual Life, Cancer and Group Life lines of business. In addition, during the second quarter of 2020, this segment acquired an insurance portfolio that contributed additional premiums in the Cancer and Group Life lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $11.2 million, or 14.2%, to $89.8 million, primarily as the result of higher actuarial reserves, due to improved persistency during the period, and higher benefits paid driven by the lower volume of claim submissions in the prior year following the government-enforced lockdown due to COVID-19 pandemic. As a result, the segment’s loss ratio increased 140 basis points, to 55.6%.

Underwriting and Other Expenses

Underwriting and other expenses increased $7.2 million, or 10.8%, to $73.9 million, primarily reflecting an increase in commissions expense resulting from higher sales during the period and higher amortization of deferred acquisition costs. The segment’s operating expense ratio decreased 30 basis points to 45.7%.

Property and Casualty Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar in millions)	2021	2020	2021	2020
Operating revenues:
Premiums earned, net:
Premiums written	$46.0	$44.0	$123.8	$115.6
Premiums ceded	(14.8)	(14.9)	(44.2)	(45.6)
Change in unearned premiums	(4.9)	(5.2)	(2.7)	(3.1)
Premiums earned, net	26.3	23.9	76.9	66.9
Net investment income	2.5	2.2	6.8	6.6
Total operating revenues	28.8	26.1	83.7	73.5
Operating costs:
Claims incurred	13.5	10.4	34.6	27.8
Underwriting and other expenses	13.3	11.3	41.3	34.8
Total operating costs	26.8	21.7	75.9	62.6
Operating income	$2.0	$4.4	$7.8	$10.9
Additional data:
Loss ratio	51.3%	43.5%	45.0%	41.6%
Operating expense ratio	50.6%	47.3%	53.7%	52.0%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating Revenues

Total premiums written increased by $2.0 million, or 4.5%, to $46.0 million, primarily driven by higher premiums in Personal Package, Commercial Liability, Commercial Auto and Commercial Property products, partially offset by a decrease in Commercial Package products.

Claims Incurred

Claims incurred increased by $3.1 million, or 29.8%, to $13.5 million, primarily resulting from lower losses in the 2020 period in the segment’s on-going business as a result of the two-month government-enforced lockdown because of the COVID-19 pandemic and an increase in loss adjustment expenses related to catastrophe claims. As a result, the loss ratio increased 780 basis points, to 51.3% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $2.0 million, or 17.7%, to $13.3 million primarily due to higher net commission expense following the increase in net premiums earned. The net commission expense for the current period was also unfavorably impacted by a lower capitalization of deferred acquisition costs. The operating expense ratio was 50.6%, 330 basis points higher than prior year.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating Revenues

Total premiums written increased by $8.2 million, or 7.1%, to $123.8 million, primarily driven by higher premiums, particularly in Personal Package, Commercial Property, Commercial Auto and Commercial Liability products, partially offset by a decrease in Commercial Package products.

The premiums ceded to reinsurers decreased by $1.4 million, or 3.1%, primarily due to $3.0 million of reinsurance reinstatement premiums in 2020 following the losses recorded after the earthquakes in the southwest region of Puerto Rico in January 2020, offset in part by an increase in the cost of catastrophe reinsurance protection.

Claims Incurred

Claims incurred increased by $6.8 million, or 24.5%, to $34.6 million primarily resulting from lower losses in the 2020 period because of the COVID-19 pandemic and an increase in loss adjustment expenses related to catastrophe claims, offset in part by the recognition of $5.0 million of earthquake losses after the January 2020 events. As a result, the loss ratio increased by 340 basis points, to 45.0% during this period.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $6.5 million, or 18.7%, to $41.3 million, mostly because of higher net commission expense following the increase in net premiums earned. Current year net commission expense was also affected by a lower capitalization of deferred acquisition costs. The operating expense ratio was 53.7%, 170 basis points higher than prior year.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended September 30,
(dollar in millions)	2021	2020
Sources (uses) of cash:
Cash provided by operating activities	$100.7	$223.7
Net purchases of investment securities	(63.2)	(211.7)
Net capital expenditures	(16.9)	(52.5)
Capital contribution on equity method investees	-	(7.1)
Proceeds from long-term borrowings	-	30.9
Net change in short-term borrowings	(30.0)	28.5
Payments of long-term borrowings	(3.4)	(2.8)
Proceeds from policyholder deposits	12.6	21.6
Surrenders of policyholder deposits	(8.7)	(12.8)
Repurchase and retirement of common stock	-	(14.9)
Other	20.6	16.9
Net increase in cash and cash equivalents	$11.7	$19.8

The decrease of approximately $123 million in net cash provided by operating activities is mostly due to higher claims paid in the Managed Care segments, offset in part by higher premiums collections, lower income taxes paid, and lower cash paid to suppliers and employees.

The net purchases of investments in securities are part of our asset/liability management strategy.

The decrease in capital contribution reflects capital contributions made in the 2020 period in exchange for a participation in equity method investees.

The net change in short-term borrowings represents repayments of short-term facilities available to address timing differences between cash receipts and disbursements.

The fluctuation in other sources of cash principally reflects the $3.8 million change in outstanding checks in excess of bank balances.

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

Financing and Financing Capacity

Long-Term Borrowings

TSM has $35.5 million credit agreement (the Loan) with a commercial bank in Puerto Rico.  The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (ii) Term Loan B in the principal amount of $20.2 million, and (iii) Term Loan C in the principal amount of $4.1 million.  Term Loan A matures in October 2023 while Term Loans B and C mature in January 2024.  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (i) 100 basis points over LIBOR for Term Loan A, (ii) 275 basis points over LIBOR for Term Loan B, and (iii) 325 basis points over LIBOR for Term Loan C.  The loan includes certain financial and non-financial covenants, which are customary for this type of facility, including negative covenants imposing certain restrictions on the Company’s business.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.  The Company was not in compliance with the Debt Service Coverage Ratio covenant of the credit agreement during the quarter ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the outstanding balance of the debt was $20,217 and $22,644, respectively. On November 1, 2021, the financial banking institution waived the Company’s obligation to comply with this covenant for the quarter ended September 30, 2021 and quarters ending on December 31, 2021 and March 31, 2022.

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

The Credit Agreement includes certain customary financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business. The Company was in compliance with these covenants as of September 30, 2021.

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

Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that as of September 30, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see Note 14 to the unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

The following risk factor was added during the three months ended September 30, 2021.

The conditions to Merger may not be met, or the Merger Agreement may be terminated, which could result in the Merger not being completed and a decline in the share price of the Company, as well as adversely affect our financial condition and results of operations.

If the Company fails to obtain shareholder approval of the Merger Agreement, or fails to obtain the required regulatory or Blue Cross and Blue Shield Association approvals, or other conditions to the closing of the Merger are not met, the Merger may not be consummated or may be significantly delayed, which could result in a decline in the price of our shares and could have a material and adverse effect on our results of operations, financial position and cash flows. The Merger Agreement provides for the payment of a termination fee of $17,985,000 by the Company should the Merger Agreement be terminated pursuant to certain provisions. Should the Merger Agreement be terminated pursuant to an event triggering the payment of the termination fee by the Company, the termination of the Merger Agreement and the payment of such termination fee could result in a material and adverse effect on our results of operations, financial position and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1, 2021 to July 31, 2021	-	$-	-	$-
August 1, 2021 to August 31, 2021	-	-	-	-
September 1, 2021 to September 30, 2021	2,063	21.90	-	-

(1) Represents shares repurchased and retired as the result of non-cash tax witholdings upon vesting of shares of participants under the Company’s equity compensation plans.  In September 2021, 2,063 shares were repurchased and retired as the result of non-cash tax witholdings upon vesting of shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

10.1*
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Provision of Physical and Behavioral Health Services Under the Government Health Plan dated as of September 9, 2021.

10.2*
Amendment to the contract between Administración de Seguros de Salud de Puerto Rico (ASES) and Triple-S Salud, Inc., to administer the Provision of Physical & Behavioral Health Services under the Provision of Physical and Behavioral Health Services Under the Government Health Plan dated as of September 29, 2021.

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and nine months ended September 30, 2021 and 2020 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	November 4, 2021	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	November 4, 2021	By:	/s/ Victor J. Haddock-Morales
Victor J. Haddock-Morales
Executive Vice President and Chief Financial Officer